Form 10QSB
period 2006-07-31
MAPLE MOUNTAIN EXPLORATIONS INC.
filed 2006-09-08
CIK 1363254

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended July 31, 2006

                        Commission File Number 333-134568


                        MAPLE MOUNTAIN EXPLORATIONS INC.
                 (Name of small business issuer in its charter)


       Nevada                                                   20-4711443
(State of incorporation)                                (IRS Employer ID Number)


                     #507, 1313 East Maple Street, Suite 201
                              Bellingham, WA 98225
                                  (306)824-6463
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,000,000 shares of Common Stock outstanding as of July 31, 2006.

                         MAPLE MOUNTAIN EXPLORATIONS INC
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of             As of
                                                                        July 31,          April 30,
                                                                          2006              2006
                                                                        -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 1,352           $ 7,000
                                                                        -------           -------
TOTAL CURRENT ASSETS                                                      1,352             7,000
                                                                        -------           -------

                                                                        $ 1,352           $ 7,000
                                                                        =======           =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                           --               590
  Due to Director                                                         2,000                --
                                                                        -------           -------
Total Current Liabilities                                                 2,000               590
                                                                        -------           -------

TOTAL LIABILITIES                                                         2,000               590

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,000,000 shares and shares issued and
   outstanding as of July 31, 2006 and April 30, 2006)                    1,000             1,000
  Additional paid-in capital                                              6,000             6,000
  Deficit accumulated during exploration stage                           (7,648)             (590)
                                                                        -------           -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (648)            6,410
                                                                        -------           -------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,352           $ 7,000
                                                                        =======           =======

                             See Accompanying Notes

                         MAPLE MOUNTAIN EXPLORATIONS INC
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                              April 14, 2006
                                         Three Months          (inception)
                                           Ended                through
                                          July 31,              July 31,
                                            2006                  2006
                                         -----------           -----------

REVENUES
  Revenues                               $        --           $        --
                                         -----------           -----------
TOTAL REVENUES                                    --                    --

OPERATING COSTS
  Administrative Expenses                      3,158                 3,748
  Professional fees                            3,900                 3,900
                                         -----------           -----------
TOTAL OPERATING COSTS                          7,058                 7,648
                                         -----------           -----------

NET INCOME (LOSS)                        $    (7,058)          $    (7,648)
                                         ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)
                                         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,000,000
                                         ===========

                             See Accompanying Notes

                         MAPLE MOUNTAIN EXPLORATIONS INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                    April 14, 2006
                                                                   Three Months      (inception)
                                                                      Ended            through
                                                                     July 31,          July 31,
                                                                       2006              2006
                                                                     -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(7,058)          $(7,648)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                             (590)
    Increase (decrease) in Due to Director                             2,000             2,000
                                                                     -------           -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (5,648)           (5,648)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                --                --
                                                                     -------           -------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --             1,000
  Additional paid-in capital                                              --             6,000
                                                                     -------           -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --             7,000
                                                                     -------           -------

NET INCREASE (DECREASE) IN CASH                                       (5,648)            1,352

CASH AT BEGINNING OF PERIOD                                            7,000                --
                                                                     -------           -------

CASH AT END OF PERIOD                                                $ 1,352           $ 1,352
                                                                     =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $    --           $    --
                                                                     =======           =======
  Income Taxes                                                       $    --           $    --
                                                                     =======           =======

                             See Accompanying Notes

                        MAPLE MOUNTAIN EPXLORATIONS INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Maple Mountain Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on April 14, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective April 14, 2006 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 "Prior Period Adjustments" all adjustments are normal and recurring.

                        MAPLE MOUNTAIN EPXLORATIONS INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had no operations during the period from April 14, 2006 (date of inception) to July 31, 2006 and generated a net loss of $7,648. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,500,000 shares for sale at $.02 per share to raise capital of $50,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTION

The  officers  and  directors  of the  Company are  involved  in other  business
activities  and  may,  in  the  future,   become   involved  in  other  business

                        MAPLE MOUNTAIN EPXLORATIONS INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


NOTE 5. RELATED PARTY TRANSACTION (CONTINUED)

opportunities as they become available such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The officers and directors of the Company will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

At of July 31, 2006, a loan payable in the amount of $2,000 was due Marvin Wosk, an officer and director of the Company. As of July 31, 2006, the Company had not established any specific repayment terms and the loan is non-interest bearing.

NOTE 6. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123 "Share-Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On April 14, 2006 the Company issued a total of 1,000,000 shares of common stock to one director for cash in the amount of $0.007 per share for a total of $7,000.

As of July 31, 2006 the Company had 1,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,000,000 shares issued and outstanding.

                        MAPLE MOUNTAIN EPXLORATIONS INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


NOTE 8. SUBSEQUENT EVENTS

The Company completed and closed its SB-2 offering on August 4, 2006 selling a total of 2,500,000 shares at $.02 per share to raise an aggregate amount of $50,000 from 27 shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at July 31, 2006 was $1,352. In order to satisfy our cash requirements we were required to complete our offering of 2,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on July 5, 2006. Subsequent to our July 31, 2006 financials statements, we completed and closed our SB-2 offering on August 4, 2006 selling a total of 2,500,000 shares at $.02 per share to raise an aggregate amount of $50,000 from 27 shareholders.

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claim consisting of geological mapping, soil sampling, rock sampling, magnetometer survey and trenching. In addition to the $41,906 we anticipate spending for Phase 1 and 2 of the exploration program as outlined below, we anticipate spending an additional $9,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $51,000, which is the amount raised in our offering and our cash on hand.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to July 31, 2006, we had no revenues and incurred net operating losses of $7,648, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through July 31, 2006 was $7,000, raised from the private sale of stock to an officer and director.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

The following work program has been recommended by the mining engineer who prepared the geology report for the Maple Mountain project.

Phase 1 of the work program will consist of geological mapping, soil sampling and rock sampling.

     PHASE 1 BUDGET
     Geologist                         12 days @ $642/day        $ 7,704
     Technologist                      12 days @ $250/day        $ 3,000

     Vehicle                           12 days @ $100/day        $ 1,200
     Rock Samples                      20 @ $50 each             $ 1,000
     Soil Samples                      50 @ $41 each             $ 2,050
     Expenses, food, field supplies                              $ 3,600
     Report                                                      $ 2,000
                                                                 -------
     TOTAL (US DOLLARS)                                          $20,554
                                                                 =======

Contingent upon favorable results from Phase 1, the following Phase 2 work program is recommended. Phase 2 will consist of a magnetometer survey and trenching.

     PHASE 2 BUDGET
     Bond                                                        $ 5,000
     Geologist                         6 days @ $642/day         $ 3,852
     Technologist                      6 days @ $250/day         $ 1,500
     Vehicle                           6 days @ $100/day         $  600
     Magnetometer Survey                                         $ 2,000
     Excavator                         2 days @ $1200/day        $ 2,400
     Assays                            40 @ $50 each             $ 2,000
     Expenses, food, field supplies                              $ 2,000
     Report                                                      $ 2,000
                                                                 -------
     TOTAL (US DOLLARS)                                          $21,352
                                                                 =======

We plan to commence Phase 1 of the exploration program on the claim in the fall of 2006. We expect this phase to take 12 days to complete and an additional one to two months for the mining engineer to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional mining engineer's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $21,352 and will take approximately six days to complete and an additional one to two months for the mining engineer to receive the results from the assay lab and prepare his report.

Subject to the results of the phase one exploration program, we anticipate commencing the second phase of our exploration program in spring 2007. We have a verbal agreement with Brian Simmons, the mining engineer who prepared the geology report on the Maple Mountain claim, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our April 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-134568.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective April 14, 2006 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-134568, at the SEC website at www.sec.gov:

     Exhibit
     Number                         Description
     ------                         -----------
      3.1          Articles of Incorporation*
      3.2          Bylaws*
      31.1         Sec. 302 Certification of Principal Executive Officer
      31.2         Sec. 302 Certification of Principal Financial Officer
      32.1         Sec. 906 Certification of Principal Executive Officer
      32.2         Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended July 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2006            Maple Mountain Explorations Inc., Registrant


                             By: /s/ Marvin Wosk
                                ------------------------------------------------
                                Marvin Wosk, President, Chief Executive Officer, Principal Accounting Officer, and
                                Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 8, 2006            Maple Mountain Explorations Inc., Registrant


                             By: /s/ Marvin Wosk
                                ------------------------------------------------
                                Marvin Wosk, President, Chief Executive Officer, Principal Accounting Officer, and
                                Chief Financial Officer