Form 10QSB
period 2006-10-31
MAPLE MOUNTAIN EXPLORATIONS INC.
filed 2006-12-07
CIK 1363254

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended October 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,500,000 shares of Common Stock outstanding as of October 31, 2006.

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of              As of
                                                                 October 31,         April 30,
                                                                    2006               2006
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $ 47,179           $  7,000
                                                                  --------           --------

TOTAL CURRENT ASSETS                                                47,179              7,000
                                                                  --------           --------

                                                                  $ 47,179           $  7,000
                                                                  ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      --                590
  Due to Director                                                       --                 --
                                                                  --------           --------

TOTAL CURRENT LIABILITIES                                               --                590
                                                                  --------           --------
TOTAL LIABILITIES                                                       --                590

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,500,000 shares and 1,000,000 shares
   issued and outstanding as of October 31, 2006 and
   April 30, 2006 respectively)                                      3,500              1,000
  Additional paid-in capital                                        53,500              6,000
  Deficit accumulated during exploration stage                      (9,821)              (590)
                                                                  --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                47,179              6,410
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $ 47,179           $  7,000
                                                                  ========           ========

                             See Accompanying Notes

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  April 14, 2006
                                        Three Months           Six Months           (inception)
                                           Ended                 Ended                through
                                         October 31,           October 31,           October 31,
                                            2006                  2006                  2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------

TOTAL REVENUES                                    --                    --

OPERATING COSTS
  Administrative Expenses                      1,172                 4,331                 4,921
  Professional Fees                            1,000                 4,900                 4,900
                                         -----------           -----------           -----------

TOTAL OPERATING COSTS                          2,172                 9,231                 9,821
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (2,172)          $    (9,231)          $    (9,821)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 3,418,478             2,209,239
                                         ===========           ===========

                             See Accompanying Notes

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                    April 14, 2006
                                                                    Six Months        (inception)
                                                                      Ended             through
                                                                    October 31,        October 31,
                                                                       2006               2006
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (9,231)          $ (9,821)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                              (590)                --
    Increase (decrease) in Due to Director                                 --                 --
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (9,821)            (9,821)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                 --                 --
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              2,500              3,500
  Additional paid-in capital                                           47,500             53,500
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            50,000             57,000
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                                        40,179             47,179

CASH AT BEGINNING OF PERIOD                                             7,000                 --
                                                                     --------           --------

CASH AT END OF PERIOD                                                $ 47,179           $ 47,179
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --
                                                                     ========           ========
  Income Taxes                                                       $     --           $     --
                                                                     ========           ========

                             See Accompanying Notes

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Maple Mountain Explorations, Inc. (the Company) was incorporated under the laws of the State of Nevada on April 14, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had no operations during the period from April 14, 2006 (date of inception) to October 31, 2006 and generated a net loss of $9,821. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTION

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, therefore such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


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

On August 4, 2006 the Company issued a total of 2,500,000 common shares to 27 investors in the Company's SB-2 offering for the aggregate sum of $ 50,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on July 5, 2006 and completed on August 4, 2006.

As of October 31, 2006 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at October 31, 2006 was $47,179. In order to satisfy our cash requirements we were required to complete our offering of 2,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on July 5, 2006. We completed and closed our SB-2 offering on August 4, 2006 selling a total of 2,500,000 shares at $.02 per share to raise an aggregate amount of $50,000 from 27 shareholders.

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claim consisting of geological mapping, soil sampling, rock sampling, magnetometer survey and trenching. In addition to the $41,906 we anticipate spending for Phase 1 and 2 of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $47,000, which is the amount of our cash on hand.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to October 31, 2006, we had no revenues and incurred net operating losses of $9,821, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and the acquisition of our mining claim and geology report.

Net cash provided by financing activities since inception through October 31, 2006 was $57,000, raised from the private sale of stock to an officer and director and an offering pursuant to our SB-2 registration statement.

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
                                                                 =======

In November 2006 we engaged the mining engineer to commence phase 1 of the exploration program, weather permitting. We expect this phase to take 12 days to complete and an additional one to two months for the mining engineer to receive the results from the assay lab and prepare his report.

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

Subject to the results of the phase one exploration program, we anticipate commencing the second phase of our exploration program in spring 2007. We have engaged Brian Simmons, the mining engineer who prepared the geology report on the Maple Mountain claim, to start the first phase of our exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-134568, at the SEC website at www.sec.gov:

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

December 6, 2006           Maple Mountain Explorations Inc., Registrant


                           By: /s/ Marvin Wosk
                               -------------------------------------------------
                               Marvin Wosk, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 6, 2006           Maple Mountain Explorations Inc., Registrant


                           By: /s/ Marvin Wosk
                               -------------------------------------------------
                               Marvin Wosk, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer