Form 10QSB
period 2007-01-31
MAPLE MOUNTAIN EXPLORATIONS INC.
filed 2007-03-09
CIK 1363254

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2007

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

There were 3,500,000 shares of Common Stock outstanding as of January 31, 2007.

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                      January 31,         April 30,
                                                                         2007               2006
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ 35,417           $  7,000
  Deposit                                                                10,000                 --
                                                                       --------           --------
TOTAL CURRENT ASSETS                                                     45,417              7,000
                                                                       --------           --------

                                                                       $ 45,417           $  7,000
                                                                       ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                           --                590
                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                    --                590
                                                                       --------           --------

TOTAL LIABILITIES                                                            --                590

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   3,500,000 and 1,000,000 shares and shares issued and outstanding
   as of January 31, 2007 and April 30, 2006 respectively)                3,500              1,000
  Additional paid-in capital                                             53,500              6,000
  Deficit accumulated during exploration stage                          (11,583)              (590)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     45,417              6,410
                                                                       --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $ 45,417           $  7,000
                                                                       ========           ========

                             See Accompanying Notes

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                   April 14, 2006
                                         Three Months          Nine Months           (inception)
                                           Ended                 Ended                through
                                         January 31,           January 31,           January 31,
                                            2007                  2007                  2007
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------

TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                        762                 5,093                 5,683
  Professional Fees                            1,000                 5,900                 5,900
                                         -----------           -----------           -----------

TOTAL OPERATING COSTS                          1,762                10,993                11,583
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (1,762)          $   (10,993)          $   (11,583)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)                (0.00)
                                         ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 3,500,000             2,639,493             2,544,369
                                         ===========           ===========           ===========

                             See Accompanying Notes

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     April 14, 2006
                                                                    Nine Months        (inception)
                                                                      Ended             through
                                                                    January 31,        January 31,
                                                                       2007               2007
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(10,993)          $(11,583)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (decrease) in Accounts Payable                             (590)
     (Increase) decrease in Deposit                                   (10,000)           (10,000)
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (21,583)           (21,583)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                 --                 --
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             47,500             53,500
  Additional paid-in capital                                            2,500              3,500
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            50,000             57,000
                                                                     --------           --------

Net increase (decrease) in cash                                        28,417             35,417

Cash at beginning of period                                             7,000                 --
                                                                     --------           --------
Cash at end of period                                                $ 35,417           $ 35,417
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --
                                                                     ========           ========
  Income Taxes                                                       $     --           $     --
                                                                     ========           ========

                             See Accompanying Notes

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

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

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16, "Prior Period Adjustments", all adjustments are normal and recurring.

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with SFAS 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had no operations during the period from April 14, 2006 (date of inception) to January 31, 2007 and generated a net loss of $11,583. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. As they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


NOTE 6. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123, "Share-Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On April 14, 2006 the Company issued a total of 1,000,000 shares of common stock to one director for cash in the amount of $0.007 per share for a total of $7,000.

2,500,000 common shares were issued to 27 investors in the Company's SB-2 offering for the aggregate sum of $50,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on July 5, 2006 and completed on August 4, 2006.

As of January 31, 2007 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at January 31, 2007 was $35,417. In order to satisfy our cash requirements we were required to complete our offering of 2,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on July 5, 2006. We completed and closed our SB-2 offering on August 4, 2006 selling a total of 2,500,000 shares at $.02 per share to raise an aggregate amount of $50,000 from 27 shareholders.

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claim consisting of geological mapping, soil sampling, rock sampling, magnetometer survey and trenching. In addition to an additional $31,906 we anticipate spending for Phase 1 and 2 of the exploration program as outlined below (a $10,000 deposit has already been paid), we anticipate spending an additional $4,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $35,000, which is the amount of our cash on hand.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to January 31, 2007, we had no revenues and incurred net operating losses of $11,583, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and the acquisition of our mining claim and geology report.

Net cash provided by financing activities since inception through January 31, 2007 was $57,000, raised from the private sale of stock to an officer and director and an offering pursuant to our SB-2 registration statement.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

The following work program has been recommended by Brian Simmons, the mining engineer who prepared the geology report for the Maple Mountain project.

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

Subject to the results of the phase one exploration program, we anticipate commencing the second phase of our exploration program in spring 2007. We have engaged Brian Simmons, the mining engineer who prepared the geology report on the Maple Mountain claim, to start the first phase of our exploration program. We paid him a deposit of $10,000 to commence with the exploration work. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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

March 9, 2007               Maple Mountain Explorations Inc., Registrant


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

March 9, 2007               Maple Mountain Explorations Inc., Registrant


                            By: /s/ Marvin Wosk
                               -------------------------------------------------
                                Marvin Wosk, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer