Form 10KSB
period 2007-04-30
MAPLE MOUNTAIN EXPLORATIONS INC.
filed 2007-07-30
CIK 1363254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended April 30, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                        MAPLE MOUNTAIN EXPLORATIONS, INC.
              (Exact name of small business issuer in its charter)

            Nevada                        333-134568             20-4711443
(State or other jurisdiction of          (Commission            (IRS Employer
incorporation or organization)           File Number)        Identification No.)

                    #507 - 1313 East Maple Street, Suite 201
                              Bellingham, WA 98225
                    (Address of principal executive offices)

                    Issuer's telephone number: (306)824-6463

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $50,000 (2,500,000 common shares @ $0.02 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2007, the issuer had 3,500,000 shares of common stock issued and outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of copper and other minerals. The Maple Mountain Mineral Claim, consisting of 12 cells totaling an area of 946 acres, is the only claim currently in the company's portfolio. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

                            GLOSSARY OF MINING TERMS

"Andesite"              A gray to black volcanic rock
"Basalt"                An extrusive volcanic rock
"BCDM"                  British Columbia Department of Mines
"Chalcopyrite"          A sulphide mineral of copper and iron; the most
                        important ore mineral in copper
"Copper" or "Cu"        A reddish or salmon-pink isometric mineral, the native
                        metallic element of copper. It is ductile and malleable, a good conductor of heat and electricity, usually dull and tarnished

"Cretaceous"            The Cretaceous period is one of the major divisions of
                        the geologic timescale, reaching from the end of the
                        Jurassic period, about 146 million years ago to the
                        beginning of the Paleocene epoch of the Tertiary period
"Diamond drill"         A rotary type of rock drill that cuts a core of rock
                        that is recovered in long cylindrical sections
"Feldspar"              Silicate minerals which occur in igneous rocks -
                        plagioclase contains calcium and sodium
"Gabbro"                A dark, coarse-grained, intrusive igneous rock
                        chemically equivalent to basalt. It is formed when
                        molten magma is trapped beneath the Earth's surface and
                        cools into a crystalline mass.
"Geanticlinal"          A large upward fold of the earth's crust
"Geological mapping"    The process of observing and measuring geological
                        features in a given area and plotting these features, to
                        scale, onto a map
"Geophysical survey"    A method of exploration that measures the physical
                        properties of rock formations including magnetism,
                        specific gravity, electrical conductivity and resistance
"Gold" or "Au"          A heavy, soft, yellow, ductile, malleable, metallic
                        element. Gold is a critical element in computer and
                        communications technologies
"Grab Sample"           A single sample or measurement taken at a specific time
                        or over as short a period as feasible
"Massive sulphide       Mineralization that contains a variety of different
mineralization"         sulphide minerals - usually includes - sphalerite,
                        chalcopyrite, pyrite and pyrrhotite.
"Metamorphic"           A rock that has undergone chemical or structural changes
                        (heat, pressure, or a chemical reaction) that causes
                        changes to its original state - High-grade metamorphic
                        is a large amount of change
"Mineral claim"         A portion of land held either by a prospector or a
                        mining company, in British Columbia each claim is 500m x
                        500m (1,640 ft2)
"MINFILE"               A government data base detailing mineral occurrences in
                        BC
"Ore"                   A mixture of mineralized rock from which at least one of
                        the metals can be extracted at a profit
"Paleozoic"             The Paleozoic Era is a major division of the geologic
                        timescale, one of four geologic eras.
"Porphyry"              Porphyry is a very hard igneous rock consisting of
                        large-grained crystals, such as feldspar or quartz,
                        dispersed in a fine-grained feldspathic matrix or
                        groundmass.
"Precious metal"        Any of several metals, including gold and platinum, that
                        have high economic value - metals that are often used to
                        make coins or jewelry
"Pyrite"                A yellow iron sulphide mineral - sometimes referred to
                        as "fools gold"
"Pyrrhotite"            A bronze colored, magnetic iron sulphide mineral
"Quartz"                Common rock forming mineral consisting of silicon and
                        oxygen
"Sedimentary rocks"     Secondary rocks formed from material derived from other
                        rocks and laid down underwater.
"Sill"                  A tabular mass of igneous rock that has been intruded
                        laterally between layers of older rock

"Soil sampling"         The collecting of samples of soil, usually 2 pounds per
                        sample, from soil thought to be covering mineralized
                        rock. The samples are submitted to a laboratory that
                        will analyze them for mineral content
"Sphalerite"            A zinc sulphide mineral; the most common ore mineral of
                        zinc
"Stratigraphy"          A branch of geology, basically the study of rock layers
                        and layering (stratification). It is primarily used in
                        the study of sedimentary and layered volcanic rocks.
"Trenching"             The digging of long, narrow excavation through soil, or
                        rock, to expose mineralization
"Tertiary"              One of the major divisions of the geologic timescale,
                        from the end of the Cretaceous period about 65 million
                        years ago to the start of the Quaternary period about
                        1.6 million years ago.
"Triassic"              The Triassic is a geologic period that extends from
                        about 245 to 202 million years ago. As the first period
                        of the Mesozoic Era, the Triassic follows the Permian
                        and is followed by the Jurassic.
"Vein"                  A crack in the rock that has been filled by minerals
                        that have traveled upwards from a deeper source
"Volcanic rocks"        Igneous rocks formed from magma that has flowed out or
                        has been violently ejected from a volcano
"Zinc" or "Zn"          A white metallic element

The one property in the Company's portfolio is the Maple Mountain Mineral Claim, consisting of 383 hectares (946 acres), included within 12 Mineral Title Cells. The Maple Mountain Mineral Claim was staked on April 11, 2006 using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 531777.

The Claim is located in the Victoria Mining Division of British Columbia, Canada in a Municipal Forest Reserve managed and owned by the District of North Cowichan. The project area is located on southeastern Vancouver Island about 8 km (5 mi) northeast of the City of Duncan. The village of Crofton lies at the north end of the claim block. Osborne Bay Road, a paved all-season road runs northerly through the western portion of the Maple Mountain Mineral Claim. A network of logging roads and trails traverse the claim. The city of Duncan is the closest population center. The Cowichan Valley area including Duncan has a population of approximately 50,000 people. Traveling via automobile the Maple Mountain Claim is located 15 minutes by paved road to Duncan. The terrain in the general area is rugged and ranges in elevation from sea level to 502 meters (1,647 feet). All of the property has been logged and is in various stages of re-growth with cedar, fir, alder and maple trees. Traverses on foot are difficult over much of the area due to debris left as a result of forest thinning programs.

The only known mineralized occurrence on the Maple Mountain Claim is on the eastern side of the mineral claim near the top of Maple Mountain. A massive, milky white quartz vein contains 1% disseminated chalcopyrite. A grab sample in 1986 assayed 0.35% copper (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092B 139, Inventory Detail Report). The majority of the claim has had no known mineral exploration. We have not carried out any exploration work on the claim and have incurred no exploration costs. The cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this annual report.

There is not a plant or any equipment currently located on the property. The initial exploration phase will be supported by generators, however; a major hydro transmission power line is located south (less than 1 km) of the claim. Also a secondary power line (beside Osborne Bay road) runs through the eastern portion of the claim. Water required for exploration and development of the claim is available from several seasonal creeks and a small lake located on the claim. The area receives about 1 meter (3 feet) of precipitation per year. The local property owners in the area have their own wells, which in the event the water in the creeks or lake on the property are not sufficient we could have a well dug.

A two-phase exploration program to evaluate the area is considered appropriate and is recommended by our mining engineer. Phase 1 of the work program will consist of geological mapping, soil sampling and rock sampling. Contingent upon favorable results from Phase 1, Phase 2 work would consist of a magnetometer survey and trenching.

The cost of the proposed program is $20,554 for the initial phase of exploration work and $21,352 for the contingent second phase. In November 2006 we engaged the mining engineer to commence phase 1 of the exploration program, weather permitting. He completed the fieldwork for Phase 1 and we are awaiting his report based on the results from the assay lab.

The discussions contained herein are management's estimates based on information provided by the mining engineer who prepared the geology report for the Maple Mountain project. There is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found in Phases 1 and 2.

ACQUISITION OF THE MINERAL CLAIM

The Maple Mountain Mineral Claim is assigned Tenure Number 531777 and is recorded in the name of our president, Marvin Wosk. The date of record is April 11th 2006 and the claim is in good standing to April 11th, 2013.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to our president, Marvin Wosk, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia,
Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Wosk, a Canadian citizen. The Maple Mountain Mineral Claim was staked using the British Columbia Mineral Titles Online computer Internet system.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. For our claim this would require $153 in exploration costs for year 1 through 3, and $306 per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum

Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Claim is located in the Victoria Mining Division of British Columbia, Canada in a Municipal Forest Reserve managed and owned by the District of North Cowichan. The project area is located on southeastern Vancouver Island about 8 km (5 mi) northeast of the City of Duncan. The village of Crofton lies at the north end of the claim block. Osborne Bay Road, a paved all season road runs northerly through the western portion of the Maple Mountain Mineral Claim. A network of logging roads and trails traverse the claim.

The terrain in the general area is rugged and ranges in elevation from sea level to 502 meters (1,647 feet). All of the property has been logged and is in various stages of re-growth with cedar, fir, alder and maple trees. The bush varies from dense second growth to clear-cut areas. Traverses on foot are difficult over much of the area due to debris left as a result of forest thinning programs.

A mild climate prevails with warm, dry summers and autumns and short winters. Dry forest conditions, usually in August, occasionally elevate the forest fire hazard to extreme. This may prompt a closure of municipal lands.

The city of Duncan is the closest population centre. Amenities in Duncan and the surrounding area include police, hospitals, groceries, fuel, hardware and other necessary items. Drilling companies are present in the area and assay facilities are located in Vancouver. The Cowichan Valley area including Duncan has a population of approximately 50,000 people. Travelling via automobile, the Maple Mountain Claim is 15 minutes from Duncan.

                       [MAP SHOWING THE PROJECT LOCATION]




PROPERTY MINERALIZATION

The only known mineralized occurrence on the Maple Mountain Mineral Claim is on the eastern side of the mineral claim near the top of Maple Mountain. A massive, milky white quartz vein contains 1% disseminated chalcopyrite. A grab sample in 1986 assayed 0.35% copper.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of copper and other minerals. Therefore, we will likely be able to sell any copper or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,500.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $1,930 US for the geology report.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Marvin Wosk. Mr. Wosk currently devotes 5-10 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our SB-2 registration statement becomes effective, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on the Maple Mountain Mineral Claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 14, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR MAPLE MOUNTAIN EXPLORATIONS INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 3 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Though our officer acted as an officer and director of several publicly traded, Canadian mining and exploration companies that traded on the Vancouver Stock Exchange during the 1960's and 1970's, he has no professional training or technical credentials in the field of geology. As a result, he may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of copper or other minerals. We have a geological report detailing previous exploration in the area, and the claim has been staked per British Columbia regulations. However; there is the possibility that the previous work was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE MAPLE MOUNTAIN MINERAL CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY FIRE DANGER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     Though a mild climate prevails in the area of our claim with warm, dry summers and short winters, dry forest conditions, usually in August, occasionally elevate the forest fire hazard to extreme. This may prompt a closure of municipal lands resulting in a possible delay to our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to phase two which includes excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mr. Marvin Wosk, our sole officer and a director of the company, currently devotes approximately 5-10 hours per week providing management services to us. Dr. Pacharee Soonthornsawad, Mr. Alan Gelfand and Mr. David Moss, directors of the company, currently devote 1-2 hours each per week to company matters. While our executive officer and directors presently possesses adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THE TRADING IN OUR SHARES WILL BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase, if at all.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

     Our shares are currently quoted on the OTC Electronic Bulletin Board under the symbol "MPXP.OB". To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own any property. We lease shared office facilities at #507, 1313 East Maple Street, Bellingham, Washington, 98225 and currently pay approximately $60 per month. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities which are all available on a pay per use basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On July 15, 2007 shareholders approved our 2007 Stock Option Plan (the "Plan"). Under the Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 1,170,000 shares of our common stock. As of April 30, 2007 we have not granted any options.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "MPXP.OB". There has been no active trading market.

Of the 3,500,000 shares of common stock outstanding as of April 30, 2007, 1,000,000 shares are owned by Marvin Wosk, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of April 30, 2007, we have 3,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, Inc, 2939 N 67th Place, Scottsdale, AZ 85251, telephone (480) 481-3940, fax (480)
481-3941

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(G) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On May 24, 2007 our board of directors approved our 2007 Stock Plan (the "Plan"). Under the Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 1,170,000 shares of our common stock. As of April 30, 2007 we have not granted any options.

The following table summarizes certain information regarding our equity compensation plan as at April 30, 2007:

                                                                                             Number of Securities
                              Number of Securities to                                       Remaining Available for
                              be Issued Upon Exercise     Weighted-Average Exercise       Future Issuance Under Equity
                              of Outstanding Options,       Price of Outstanding          Compensation Plans (Excluding
       Plan Category            Warrants and Rights     Options, Warrants and Rights     Securities Reflected in Column)
       -------------            -------------------     ----------------------------     -------------------------------
Equity compensation plans
approved by security holders         1,170,000                       $ 0                         1,170,000

Equity compensation plans
not approved by security
holders                                 Nil                          N/A                            N/A

TOTAL                                1,170,000                       $ 0                         1,170,000

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended April 30, 2007.

ITEM 6. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $13,197 in expenses through April 30, 2007.

The following table provides selected financial data about our company for the year ended April 30, 2007.

     Balance Sheet Data:                  4/30/07
     -------------------                  -------
     Cash                                 $33,803
     Total assets                         $10,000
     Total liabilities                    $     0
     Shareholders' equity                 $43,803

Cash provided by financing activities for the year ended April 30, 2007 was $50,000 resulting from the sale of 2,500,000 shares to 27 independent investors. Cash provided by financing since inception was $7,000 from the sale of shares to our officer and director and the $50,000 resulting from the sale of our common stock to 27 independent investors

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this

Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $33,803. If we experience a shortage of funds, our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution.

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claim consisting of geological mapping, soil sampling, rock sampling, magnetometer survey and trenching. In addition to an additional $31,906 we anticipate spending for Phase 1 and 2 of the exploration program as outlined below (a $10,000 deposit has already been paid), we anticipate spending an additional $1,500 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $33,406, which is the amount of our cash on hand.

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
                                                     =======

In November 2006 we engaged the mining engineer to commence phase 1 of the exploration program. He completed the fieldwork for Phase 1 and we are awaiting his report based on the results from the assay lab.

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

Subject to the results of the phase one exploration program, we anticipate commencing the second phase of our exploration program in fall 2007. We have engaged Brian Simmons, the mining engineer who prepared the geology report on the Maple Mountain claim, to start the first phase of our exploration program. We paid him a deposit of $10,000 to commence with the exploration work. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

ITEM 7. FINANCIAL STATEMENTS.

                       MAPLE MOUNTAIN EXPLORATIONS, INC.

                                      INDEX

Report of Independent Registered Public Accounting Firm

Financial Statements:

     Balance Sheet - April 30, 2007 & 2006

     Statement of Operations - Years ended April 2007 & 2006 and April 14, 2006 through April 30, 2007

     Statement of Stockholders' Equity - April 14, 2006 through April 30, 2007

     Statement of Cash Flows - Years ended April 2007 & 2006 and April 14, 2006 through April 30, 2007

Notes to Financial Statements

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Maple Mountain Explorations, Inc.

I have audited the accompanying balance sheet of Maple Mountain Explorations, Inc. (An Exploration Stage Company) as of April 30, 2007 and 2006, and the related statement of operations, stockholders' equity and cash flows for the years then ended and period from April 14, 2006 (inception), to April 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Mountain Explorations, Inc., (An Exploration Stage Company) as of April 30, 2007 and 2006, and the results of its operations and cash flows for the years then ended and April 14, 2006 (inception), to April 30, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart, CPA
--------------------------------
Bellingham, Washington
July 1, 2007

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,          April 30,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 33,803           $  7,000
  Deposit                                                            10,000                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 43,803              7,000
                                                                   --------           --------

                                                                   $ 43,803           $  7,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $      0           $    590
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                                --                590

TOTAL LIABILITIES                                                        --                590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,500,000 and 1,000,000 shares issued and
   outstanding as of April 30, 2007 and April 30, 2006                3,500              1,000
  Additional paid-in capital                                         53,500              6,000
  Deficit accumulated during exploration stage                      (13,197)              (590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           43,803              6,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 43,803           $  7,000
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                           April 14, 2006
                                                                                             (inception)
                                                 Year Ended            Year Ended             through
                                                  April 30,             April 30,             April 30,
                                                    2007                  2006                  2007
                                                 -----------           -----------           -----------
REVENUES
  Revenues                                       $        --           $        --           $        --
                                                 -----------           -----------           -----------
TOTAL REVENUES                                            --                    --                    --

PROFESSIONAL FEES                                      6,900                                       6,900
GENERAL & ADMINISTRATIVE EXPENSES                      5,707                   590                 6,297
                                                 -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               12,607                   590                13,197
                                                 -----------           -----------           -----------

NET INCOME (LOSS)                                $   (12,607)          $      (590)          $   (13,197)
                                                 ===========           ===========           ===========

BASIC EARNINGS PER SHARE                         $     (0.00)          $      0.00
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         2,849,315             1,000,000
                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From April 14, 2006 (Inception) through April 30, 2007
--------------------------------------------------------------------------------

                                                                              Deficit
                                                                            Accumulated
                                                Common        Additional      During
                                Common          Stock          Paid-in      Exploration
                                 Stock          Amount         Capital         Stage         Total
                                 -----          ------         -------         -----         -----
BALANCE, APRIL 14, 2006              --         $     --       $     --      $     --      $     --

Stock issued for cash on
April 14, 2006 @ $0.007
per share                       1,000,000          1,000          6,000                       7,000

Net loss,  April 30, 2006                                                        (590)         (590)
                               ----------       --------       --------      --------      --------

BALANCE, APRIL 30, 2006         1,000,000       $  1,000       $  6,000      $   (590)     $  6,410
                               ==========       ========       ========      ========      ========
Stock issued for cash on
August 4, 2006 @ $0.02
per share                       2,500,000          2,500         47,500                      50,000

Net loss, April 30, 2007                                                      (12,607)      (12,607)
                               ----------       --------       --------      --------      --------
BALANCE, APRIL 30, 2007         3,500,000       $  3,500       $ 53,500      $(13,197)     $ 43,803
                               ==========       ========       ========      ========      ========


   The accompanying notes are an integral part of these financial statements

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      April 14, 2006
                                                                                                       (inception)
                                                                  Year Ended         Year Ended          through
                                                                   April 30,          April 30,          April 30,
                                                                     2007               2006               2007
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(12,607)          $   (590)          $(13,197)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     (Increase) decrease in Deposit                                 (10,000)                --            (10,000)
     Increase (decrease) in Accounts Payable                           (590)               590                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (23,197)                --            (23,197)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                            2,500              1,000              3,500
  Additional paid-in capital                                         47,500              6,000             53,500
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        50,000              7,000             57,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      26,803              7,000             33,803

CASH AT BEGINNING OF PERIOD                                           7,000                 --                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 33,803           $  7,000           $ 33,803
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                      $     --           $     --           $     --
                                                                   ========           ========           ========
     Income Taxes                                                  $     --           $     --           $     --
                                                                   ========           ========           ========


   The accompanying notes are an integral part of these financial statements

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                              April 30, 2007 & 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Maple Mountain Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on April 14, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and some exploration work.

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

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                              April 30, 2007 & 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from April 14, 2006 (date of inception) to April 30, 2007 and generated a net loss of $13,197. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                              April 30, 2007 & 2006


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

As of April 30, 2007 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

On July 15, 2007 the Company's shareholders approved its 2007 Stock Option Plan (the OPlanO). Under the Plan, options may be granted to the Company's directors, officers, employees and consultants as determined by its board of directors. Pursuant to the Plan, the Company has reserved for issuance 1,170,000 shares of its common stock.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.
                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officer and directors of Maple Mountain Explorations Inc., whose one year terms will expire on 05/01/08, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------
Marvin Wosk                 75    President,        4/14/2006         5/01/2008
#507, 1313 E. Maple St.           Secretary,
Suite 201                         Treasurer,
Bellingham, WA 98225              CFO, CEO &
                                  Director

Pacharee Soonthornsawad     31    Director          4/14/2006         5/01/2008
105 Soi Paholyothin 14 Road
Bangkok, Thailand 10400

David Moss                  37    Director          5/29/2007         5/01/2008
1618 Caminito Solidago
La Jolla, CA  92037

Alan Gelfand                47    Director          5/29/2007         5/01/2008
2302-1000 Beach Avenue
Vancouver, BC  V6E 4M2

The foregoing persons are promoters of Maple Mountain Explorations Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Wosk currently devotes 5-10 hours per week to company matters. Dr. Soonthornsawad, Mr. Gelfand and Mr. Moss currently devote 1-2 hours each per week to company matters. Mr. Wosk intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUMES

MARVIN WOSK has been President, CEO, Treasurer, CFO, Secretary and a Director of the Company since inception. From January 1997 to present he has worked part time as a gaming consultant including work on a proposal for a gaming joint venture with the British Columbia government which did not come to fruition as well as doing a study and report on gaming for the British Columbia Lottery Corporation. From October 2003 to November 2004 he was an officer and director of Starsoft Inc., a Nevada corporation that was traded publicly at first on the Pink Sheets and later on the Over-the-Counter Bulletin Board. Mr. Wosk had taken over as President of the Company when it was a dormant shell company and successfully completed a reorganization and merger. During the 1960's and 1970's he also acted as an officer and director of several publicly traded, Canadian mining and exploration companies that traded on the Vancouver Stock Exchange which included Groton Minerals, Nationwide Mining & Exploration, Noland Mines, and Grouse Creek Gold Mines.

DR. PACHAREE SOONTHORNSAWAD has been a Director since inception. From February 2006 to the present, she has practiced dentistry at Bangkok General Hospital located in Bangkok, Thailand. From December 2004 to the present, she has practiced dentistry at Bumrungrad International, a world renowned hospital located in Bangkok, Thailand. From May 2005 to December 2006 she practiced dentistry at Bangkok Nursing Home Hospital. From November 2004 to the present, she is a part-time clinical instructor at the operative department, faculty of dentistry, Chulalongkorn University located in Bangkok, Thailand. From August 2004 to December 2005, she practiced dentistry at Dental Hospital, a private specialist dental hospital located in Bangkok, Thailand. From October 2004 to February 2005, she was a part-time clinical instructor at the operative department, faculty of dentistry, Mahidol University located in Bangkok, Thailand. From August 2001 to June 2004 she was a teaching assistant at the operative department, school of dentistry, University of North Carolina located in Chapel Hill, North Carolina. From April 1998 to March 2000, she was an instructor and clinician at the restorative department, faculty of dentistry,

Chiangmai University, Chiangmai, Thailand. From April 1998 to March 1999 she practiced dentistry at the special care clinic, faculty of dentistry, Chiangmai University, Chiangmai, Thailand.

Dr. Soonthornsawad attended Mahidol University in Bangkok, Thailand and received a Doctor of Dental Surgery degree in 1998 as well as completing a graduate diploma program in clinical science in operative dentistry in 2001. She attended the University of North Carolina in Chapel Hill, North Carolina and received a Master of Science degree in operative dentistry in 2004. She is a certified Dentist in Thailand and is a member of the Thai Dental Council, the Thai Dental Association, the Operative Dentistry Association of Thailand, and the Thai Prosthodontic Association.

DAVID MOSS has been a director since May 2007. Mr. Moss is a Managing Director and co-founder of Aegis Equity, LLC, a corporate finance and strategic advisory firm based in San Diego and Santa Monica, California. Prior to starting Aegis, Mr. Moss served as Managing Director, Corporate Finance, for Jesup & Lamont Securities, where he advised companies on corporate strategy, financings, and business development. Prior to Jesup & Lamont, Mr. Moss was Chief Business Officer and V.P. of Corporate Development for a privately held biotechnology firm. Previously, Mr. Moss served as Managing Partner at a Seattle-based venture capital firm, The Phoenix Partners.

Mr. Moss holds an MBA from Rice University and a B.A. in Economics from the University of California, San Diego.

ALAN GELFAND has been a director since May 2007. Mr. Gelfand has served as a director of American Oil and Gas, Inc. since its inception in December, 2002 until June 2007 where he sat on the audit and compensation committee. Prior to becoming a director of the Company, Mr. Gelfand was a stockbroker from 1987 until December 2002.

Mr. Gelfand graduated from Simon Fraser University with a Bachelor of Business Administration in 1982.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;

     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Wosk, Dr. Soonthornsawad, Mr. Moss and Mr. Gelfand.

                           Summary Compensation Table

                                                                                          Change in
                                                                                           Pension
                                                                                          Value and
                                                                         Non-Equity      Nonqualified     All
  Name and                                                                Incentive        Deferred      Other
 Principal                                         Stock      Option        Plan         Compensation   Compen-
  Position          Year     Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   sation($)  Total($)
  --------          ----     ---------  --------  ---------  ---------  ---------------   -----------   ---------  --------
M. Wosk             2007       Nil        Nil        Nil        Nil          Nil              Nil          Nil       Nil
President           2006       Nil        Nil        Nil        Nil          Nil              Nil          Nil       Nil

P Soonthornsawad    2007       Nil        Nil        Nil        Nil          Nil              Nil          Nil       Nil
Director            2006       Nil        Nil        Nil        Nil          Nil              Nil          Nil       Nil

David Moss(1)       2007       Nil        Nil        Nil        Nil          Nil              Nil          Nil       Nil
Director            2006       Nil        Nil        Nil        Nil          Nil              Nil          Nil       Nil

Alan Gelfand(2)     2007       Nil        Nil        Nil        Nil          Nil              Nil          Nil       Nil
Director            2006       Nil        Nil        Nil        Nil          Nil              Nil          Nil       Nil

----------
1. David Moss was appointed as a director on May 29, 2007
2. Alan Gelfand was appointed as a director on May 29, 2007

There are no current employment agreements between the company and its executive officer.

On April 14, 2006, a total of 1,000,000 shares of common stock were issued to Mr. Wosk in exchange for cash in the amount of $7,000 U.S., or $.007 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Wosk currently devotes approximately 5-10 hours per week to manage the affairs of the company. Dr. Soonthornsawad, Mr. Moss and Mr. Gelfand currently devote 1-2 hours each per week to the company. Mr. Wosk has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Maple Mountain Explorations Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                       Before          Percentage
     Beneficial Owner(1)               Offering        of Ownership
     -------------------               --------        ------------
     Marvin Wosk                       1,000,000            29%

     Pacharee Soonthornsawad                   0             0%

     David Moss                                0             0%

     Alan Gelfand                              0             0%

     All Officers and
      Directors as a Group (4)         1,000,000            29%

----------
(1) Each of the persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

    Exhibit
    Number                              Description
    ------                              -----------
     3(i)    Articles of Incorporation (incorporated by reference in our SB-2 filed on May 30, 2006)
     3(ii)   Bylaws (incorporated by reference in our SB-2 filed on May 30,
             2006)
     31*     Sec. 302 Certification of CEO/CFO
     32*     Sec. 906 Certification of CEO/CFO
     99.1    Stock Option Plan (incorporated by reference in our current report
             Form 8-K filed on June 4, 2007

----------
* Filed herewith

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $5,400, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended April 30, 2007.

For the year ended April 30, 2006, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2007                       Maple Mountain Resources Inc, Registrant


                                    By: /s/ Marvin Wosk
                                       -------------------------------------
                                       Marvin Wosk, Director, President,
                                       Principal Executive Officer,
                                       Principal Accounting Officer,
                                       Principal Financial Officer


                                    By: /s/ Pacharee Soonthornsawad
                                       -------------------------------------
                                       Pacharee Soonthornsawad, Director


                                    By: /s/ David Moss
                                       -------------------------------------
                                       David Moss, Director


                                    By: /s/ Alan Gelfand
                                       -------------------------------------
                                       Alan Gelfand, Director