Form 10QSB
period 2007-07-31
MAPLE MOUNTAIN EXPLORATIONS INC.
filed 2007-09-14
CIK 1363254

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended July 31, 2007

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

There were 3,500,000 shares of Common Stock outstanding as of July 31, 2007.

                        MAPLE MOUNTAIN EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                    July 31,          April 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 28,514           $ 33,803
  Deposit                                                                --             10,000
  Prepaid Expenses                                                    5,030                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 33,545             43,803
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 33,545           $ 43,803
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,910           $      0
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,910                 --

TOTAL LIABILITIES                                                     3,910                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,500,000 and 3,500,000 shares issued and
   outstanding as of July 31, 2007 and April 30, 2007                 3,500              3,500
  Additional paid-in capital                                         53,500             53,500
  Deficit accumulated during exploration stage                      (27,365)           (13,197)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           29,635             43,803
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 33,545           $ 43,803
                                                                   ========           ========


                       See Notes to Financial Statements

                        MAPLE MOUNTAIN EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                              April 14, 2006
                                                    Three Months          Three Months          (inception)
                                                       Ended                 Ended                through
                                                      July 31,              July 31,              July 31,
                                                        2007                  2006                  2007
                                                    -----------           -----------           -----------
REVENUES
  Revenues                                          $        --           $        --           $        --
                                                    -----------           -----------           -----------
TOTAL REVENUES                                               --                    --                    --

PROFESSIONAL FEES                                            --                 3,900                 6,900
GENERAL & ADMINISTRATIVE EXPENSES                        14,168                 3,158                20,465
                                                    -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                  14,168                 7,058                27,365
                                                    -----------           -----------           -----------

NET INCOME (LOSS)                                   $   (14,168)          $    (7,058)          $   (27,365)
                                                    ===========           ===========           ===========

BASIC EARNINGS PER SHARE                            $     (0.00)          $      0.01
                                                    ===========           ===========

FULLY DILUTED EARNINGS PER SHARE                    $     (0.00)          $     (0.01)
                                                    ===========           ===========
BASIC - WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            3,500,000             1,000,000
                                                    ===========           ===========
FULLY DILUTED - WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            4,670,000             1,000,000
                                                    ===========           ===========


                       See Notes to Financial Statements

                        MAPLE MOUNTAIN EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    April 14, 2006
                                                               Three Months       Three Months        (inception)
                                                                  Ended              Ended              through
                                                                 July 31,           July 31,           July 31,
                                                                   2007               2006               2007
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(14,168)          $ (7,058)          $(27,365)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Due to a Director                           --              2,000                 --
    (Increase) decrease in Prepaid Expenses                        (5,030)                --             (5,030)
    (Increase) decrease in Deposit                                 10,000                 --                 --
    Increase (decrease) in Accounts Payable                         3,910               (590)             3,910
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (5,289)            (5,648)           (28,486)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                 --              3,500
  Additional paid-in capital                                           --                 --             53,500
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                 --             57,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (5,289)            (5,648)            28,514

CASH AT BEGINNING OF PERIOD                                        33,803              7,000                 --
                                                                 --------           --------           --------
CASH AT END OF YEAR                                              $ 28,514           $  1,352           $ 28,514
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                       See Notes to Financial Statements

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007


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

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from April 14, 2006 (date of inception) to July 31, 2007 and generated a net loss of $27,365. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

On July 15, 2007 the Company's shareholders approved its 2007 Stock Option Plan (the "Plan"). Under the Plan, options may be granted to the Company's directors, officers, employees and consultants as determined by its board of directors. Pursuant to the Plan, the Company has reserved for issuance 1,170,000 shares of its common stock.

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An
Interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We have implemented this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending February 28, 2007. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007


NOTE 6. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. As they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. STOCK TRANSACTIONS

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

On August 4, 2006, 2,500,000 common shares were issued to 27 investors in the Company's SB-2 offering for the aggregate sum of $50,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on July 5, 2006 and completed on August 4, 2006.

As of July 31, 2007 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at July 31, 2007 was $28,514. In order to satisfy our cash requirements we were required to complete our offering of 2,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on July 5, 2006. We completed and closed the offering on August 4, 2006 selling a total of 2,500,000 shares at $.02 per share to raise an aggregate amount of $50,000 from 27 shareholders.

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "MPXP.OB". There has been no active trading market.

Of the 3,500,000 shares of common stock outstanding as of July 31, 2007, 1,000,000 shares are owned by Marvin Wosk, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of July 31, 2007, we have 3,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claim consisting of geological mapping, soil sampling, rock sampling, magnetometer survey and trenching. The field work for Phase I has been completed at a cost of $13,910, $4,644 under budget. We are currently awaiting the geologist report. In addition to the $2,000 for the Phase 1 report and the estimated costs of Phase 2 ($21,352), we anticipate spending an additional $4,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $27,000.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to July 31, 2007, we had no revenues and incurred net operating losses of $27,365, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and the acquisition of our mining claim and geology report.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

The following work program has been recommended by Brian Simmons, the mining engineer who prepared the geology report for the Maple Mountain project.

Phase 1 of the work program consisted of geological mapping, soil sampling and rock sampling. The field work for Phase I has been completed at a cost of $13,910, $4,644 under budget. We are currently awaiting the geologist report at an estimated cost of $2,000.

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

Subject to the results of the phase one exploration program, we anticipate commencing the second phase of our exploration program in spring 2008. We have engaged Brian Simmons, the mining engineer who prepared the geology report on the Maple Mountain claim to conduct the exploration program. We will require additional funding to proceed with any subsequent work on the claim after the exploration program has been completed; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On July 15, 2007 shareholders approved our 2007 Stock Option Plan (the "Plan"). Under the Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 1,170,000 shares of our common stock. As of July 31, 2007 we have not granted any options.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-134568.

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

September 13, 2007           Maple Mountain Explorations Inc., Registrant


                             By: /s/ Marvin Wosk
                                ------------------------------------------------
                                Marvin Wosk, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer


                             By: /s/ Pacharee Soonthornsawad
                                ------------------------------------------------
                                Pacharee Soonthornsawad, Director


                             By: /s/ David Moss
                                ------------------------------------------------
                                David Moss, Director


                              By: /s/ Alan Gelfand
                                ------------------------------------------------
                                Alan Gelfand, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 13, 2007           Maple Mountain Explorations Inc., Registrant


                             By: /s/ Marvin Wosk
                                ------------------------------------------------
                                Marvin Wosk, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer


                             By: /s/ Pacharee Soonthornsawad
                                ------------------------------------------------
                                Pacharee Soonthornsawad, Director


                             By: /s/ David Moss
                                ------------------------------------------------
                                David Moss, Director


                              By: /s/ Alan Gelfand
                                ------------------------------------------------
                                Alan Gelfand, Director