Form 10QSB
period 2007-10-31
MAPLE MOUNTAIN EXPLORATIONS INC.
filed 2007-12-18
CIK 1363254

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended October 31, 2007

                        Commission File Number 333-134568


                        MAPLE MOUNTAIN EXPLORATIONS INC.
                 (Name of small business issuer in its charter)

        Nevada                                                  20-4711443
(State of incorporation)                                (IRS Employer ID Number)

                     #507, 1313 East Maple Street, Suite 201
                              Bellingham, WA 98225
                                 (306) 824-6463
          (Address and telephone number of principal executive offices)

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

There were 3,500,000 shares of Common Stock outstanding as of October 31, 2007.

                         MAPLE MOUNTAIN EXPLORATIONS INC
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       October 31,         April 30,
                                                                          2007               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    322           $ 33,803
  Deposit                                                                     --             10,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         322             43,803
                                                                        --------           --------

                                                                        $    322           $ 43,803
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                            --                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                 --
                                                                        --------           --------

TOTAL LIABILITIES                                                             --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,500,000 shares and shares issued and
   outstanding as of October 31, 2007 and April 30, 2007)                  3,500              3,500
  Additional paid-in capital                                              53,500             53,500
  Deficit accumulated during exploration stage                           (56,679)           (13,197)
                                                                        --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         322             43,803
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    322           $ 43,803
                                                                        ========           ========


                             See Accompanying Notes

                         MAPLE MOUNTAIN EXPLORATIONS INC
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                     April 14, 2006
                                  Three Months     Three Months      Six Months       Six Months       (inception)
                                     Ended            Ended            Ended            Ended           through
                                   October 31,      October 31,      October 31,      October 31,      October 31,
                                      2007             2006             2007             2006             2007
                                   ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                         $       --       $       --       $       --       $       --       $       --
                                   ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                             --               --               --               --               --

OPERATING COSTS
  Administrative Expenses              20,883            1,172           35,051            4,331           41,348
  Professional fees                     8,430            1,000            8,430            4,900           15,330
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                  29,313            2,172           43,482            9,231           56,679
                                   ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                  $  (29,313)      $   (2,172)      $  (43,482)      $   (9,231)      $  (56,679)
                                   ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE    $    (0.01)      $    (0.00)      $    (0.01)      $    (0.00)
                                   ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          3,500,000        3,418,478        3,500,000        2,209,239
                                   ==========       ==========       ==========       ==========


                             See Accompanying Notes

                         MAPLE MOUNTAIN EXPLORATIONS INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    April 14, 2006
                                                                    Six Months       Six Months       (inception)
                                                                      Ended            Ended           through
                                                                    October 31,      October 31,      October 31,
                                                                       2007             2006             2007
                                                                     --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(43,482)        $ (9,231)        $(56,679)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (decrease) in Accounts Payable                               --             (590)              --
     (Increase) decrease in Deposit                                    10,000               --               --
                                                                     --------         --------         --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (33,482)          (9,821)         (56,679)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                 --               --               --
                                                                     --------         --------         --------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 --           47,500           53,500
  Additional paid-in capital                                               --            2,500            3,500
                                                                     --------         --------         --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              --           50,000           57,000
                                                                     --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                       (33,482)          40,179              322

CASH AT BEGINNING OF PERIOD                                            33,803            7,000               --
                                                                     --------         --------         --------

CASH AT END OF PERIOD                                                $    322         $ 47,179         $    322
                                                                     ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
  Interest                                                           $     --         $     --         $     --
                                                                     ========         ========         ========
  Income Taxes                                                       $     --         $     --         $     --
                                                                     ========         ========         ========

                             See Accompanying Notes

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Maple Mountain Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on April 14, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and exploration work.

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

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from April 14, 2006 (date of inception) to October 31, 2007 and generated a net loss of $56,679. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


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

                        MAPLE MOUNTAIN EXPLORATIONS, INC.
                          (A Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


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

As of October 31, 2007 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

NOTE 9. SUBSEQUENT EVENT

On December 12, 2007, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with each of the shareholders (the "Shareholders") of Pegasi Energy Resources Corporation, a Texas corporation ("PERC" or "Pegasi"), pursuant to which the Company purchased from the Shareholders all issued and outstanding shares of PERC's common stock in consideration for the issuance of 17,500,000 shares of common stock of the Company (the "Share Exchange").

The aforementioned transaction resulted in a change in control of the Company with the Shareholders owning 17,500,000 shares of our common stock out of a total of 21,000,000 issued and outstanding shares after giving effect to the Share Exchange. Also, the Shareholders were elected our directors and appointed as our executive officers. As a result of the Exchange Agreement, (i) PERC became our wholly-owned subsidiary and (ii) we succeeded to the business of PERC as its sole business. Accordingly, we intend to change our name to Pegasi Energy Resources Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Maple Mountain Explorations Inc. was incorporated in the State of Nevada on April 14, 2006 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and a limited operating history. The one property in the Company's portfolio is the Maple Mountain Mineral Claim, consisting of 383 hectares (946 acres), included within 12 Mineral Title Cells. The Claim is located in the Victoria Mining Division of British Columbia, Canada in a Municipal Forest Reserve managed and owned by the District of North Cowichan.

On December 12, 2007, we entered into a Share Exchange Agreement (the "Exchange Agreement") with each of the shareholders (the "Shareholders") of Pegasi Energy Resources Corporation, a Texas corporation ("PERC" or "Pegasi"), pursuant to which the Company purchased from the Shareholders all issued and outstanding shares of PERC's common stock in consideration for the issuance of 17,500,000 shares of common stock of the Company (the "Share Exchange").

The aforementioned transaction resulted in a change in control of the Company with the Shareholders owning 17,500,000 shares of our common stock out of a total of 21,000,000 issued and outstanding shares after giving effect to the Share Exchange. Also, the Shareholders were elected our directors and appointed as our executive officers. As a result of the Exchange Agreement, (i) PERC became our wholly-owned subsidiary and (ii) we succeeded to the business of PERC as its sole business. Accordingly, we intend to change our name to Pegasi Energy Resources Corporation.

DESCRIPTION OF THE BUSINESS OF PEGASI ENERGY RESOURCES CORPORATION

PERC is an independent organic growth-oriented energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region. Pegasi currently holds interests in properties located in Marion and Cass County, Texas, home to the giant Rodessa oil field, which has produced approximately 2.3 trillion cubic feet of gas and 400 million barrels of oil. The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

Pegasi's business strategy, which it has designated the "Cornerstone Project" or "CP", is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area. PERC intends to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting its contiguous acreage position through utilization of "best in class" drilling, completion and seismic technology. PERC believes that its management team is uniquely familiar with the history and geology of the CP area based on their collective experience in the region as well as through PERC's ownership of a large proprietary database which details the drilling history of the CP area over the previous 28 years. PERC believes its drilling strategy combined with the application of 3-D seismic imaging technology and the application of new drilling and completion techniques will enable it to find significant gas and oil reserves in the CP area. Its management team will also use its extensive experience and industry relationships to grow the company through new leasing and farm-in opportunities.

A more complete business description will be disclosed in our Current Report on Form 8-K that will be filed in connection with the Share Exchange.

RESULTS OF OPERATIONS

Our cash in the bank at October 31, 2007 was $322. In order to satisfy our cash requirements we were required to complete our offering of 2,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on July 5, 2006. We completed and closed the offering on August 4, 2006 selling a total of 2,500,000 shares at $.02 per share to raise an aggregate amount of $50,000 from 27 shareholders.

We had operating expenses of $29,313 and $2,172 for the three months ended October 31, 2007 and 2006, respectively. We had no revenue for the three months ended October 31, 2007 and 2006.

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "MPXP.OB". There has been no active trading market.

Of the 3,500,000 shares of common stock outstanding as of October 31, 2007, 1,000,000 shares are owned by Marvin Wosk, an officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of October 31, 2007, we have 3,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Our cash balance is not sufficient to cover our operating expenses.

For the period from inception to October 31, 2007, we had no revenues and incurred net operating losses of $56,679, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement, compliance with reporting requirements, the acquisition of our mining claim and geology report and the completion of Phase 1 of our exploration program.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

Phase 1 of the work program was completed by Brian Simmons, the mining engineer who prepared the geology report for the Maple Mountain project. The program consisted of geological mapping, soil sampling and rock sampling. The field work for Phase I was completed at a cost of $13,910, $4,644 under budget. The geologist report on the Phase I work cost of $2,000.

We were advised by the geologist that the results of the program were not encouraging and did not warrant further exploration activities. In the best interests of our shareholders it was decided by the Board of Directors that research into other business opportunities was advisable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On July 15, 2007 shareholders approved our 2007 Stock Option Plan (the "Plan"). Under the Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 1,170,000 shares of our common stock. As of October 31, 2007 we have not granted any options.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-134568.

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

ITEM 5. OTHER INFORMATION

None.

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

December 18, 2007            Maple Mountain Explorations Inc., Registrant


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

December 18, 2007            Maple Mountain Explorations Inc., Registrant


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