Form 10KSB
period 2007-12-31
Pegasi Energy Resources Corporation.
filed 2008-04-21
CIK 1363254

00000..UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

Commission File Number 333-134568

PEGASI ENERGY RESOURCES CORPORATION
(Name of Issuer in its charter)
Nevada	20-4711443
( State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
218 N. Broadway, Suite 204 Tyler, Texas 75702	75702
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:   903- 595-4139

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Name of each exchange
Title of Each Class	on which registered
Common Stock, par value $.001	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes     No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes No  
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No 

As of April 16, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was: $18,231,435.
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 29,378,482 as of December 31, 2007.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements and information relating to Pegasi Energy Resources Corporation, (“Pegasi” or “the Company”).  Pegasi intends to identify forward-looking statements in this prospectus by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

ITEM 1.	BUSINESS

Overview of Business

Pegasi Energy Resources Corporation, a Nevada company (the “Company,” Pegasi, or “we”), is an independent organic growth-oriented energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region.  Pegasi currently holds interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field, which has produced approximately 2.3 trillion cubic feet of gas and 400 million barrels of oil.  The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

PERC’s business strategy, which it has designated the “Cornerstone Project” or “CP”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.  PERC intends to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting its contiguous acreage position through utilization of “best in class” drilling completion and seismic technology.  PERC believes that its management team is uniquely familiar with the history and geology of the CP area based on their collective experience in the region as well as through PERC’s ownership of a large proprietary database which details the drilling history of the CP area over the previous 28 years.  PERC believes its drilling strategy combined with the application of 3-D seismic imaging technology and the application of new drilling and completion techniques will enable it to find significant gas and oil reserves in the CP area.  Its management team will also use its extensive experience and industry relationships to grow the Company through new leasing and farm-in opportunities.

Corporate History

The Company

The Company was incorporated in the State of Nevada on April 14, 2006 under the name of Maple Mountain Explorations, Inc. ("Maple Mountain")  to engage in the acquisition, exploration and development of natural resource properties.  It never generated any revenues from that business.  As a result of a share exchange with the shareholders of Pegasi Energy Resouces Corporation, a Texas company ("PERC") completed on December 12, 2007, (i) PERC became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of PERC as its sole business.

PERC

PERC is the successor entity to First Southern Crown Ltd. ("FSC"), a Texas limited partnership formed in December 2002.  Prior to the formation of FSC, PERC’s principals spent over three years and invested over $3.5 million in equity for data harvesting, prospect evaluation and acreage acquisitions for the Cornerstone Project.  These assets were assigned to FSC by TR Energy, Inc. ("TR Energy"), which was incorporated in 1999 by Mike Neufeld and William Sudderth, Pegasi’s principal shareholders.  Operations from December 2002 to December 2004 were funded by Mr. Neufeld, Mr. Sudderth and by a $15 million mezzanine financing.  Approximately $7.5 million was drawn down from the mezzanine facility and used for drilling an initial five wells.  In December 2004, FSC sold a thirty percent (30%) interest in all of its production, acreage position, pipeline and a thirty percent (30%) partnership interest in 59 Disposal LP ("59 Disposal") to Marion Energy Limited ("Marion"), an entity publicly traded on the Australian stock exchange ("ASE.ax").  Proceeds from the sale amounted to $10 million and were used to repay the mezzanine facility and residual interest.  In February 2007, Marion traded its 30% partnership interest in 59 Disposal, LP for 30% ownership in 59 Disposal’s assets.  Marion later sold its 30% interest in 59 Disposal’s assets, its production interest, acreage position, and its pipeline interest to TR Energy.

Principal Operations

PERC began its leasing and farm-in activities in the Rodessa field area of the East Texas oil and gas basin in 2000.  Its initial leasehold purchase was comprised of approximately 1,500 gross acres, which PERC has grown to over 18,000 gross acres (12,600 net acres) as of December 2007.   PERC serves as operator of the Cornerstone Project with a working interest partner, TR Energy Inc. (formerly Marion Energy Inc.), to develop its acreage position in the Cornerstone Project.  TR Energy currently maintains a 30% interest in the Cornerstone Project properties, which constitutes all of the Company’s leases and related assets.  Since initiating operations in 2000, PERC has drilled five productive wells.  These wells were producing approximately 1,166 gross (816 net) mcfe per day as of June 2007.

Pegasi has been aggressively acquiring oil and gas leases to add to its existing lease inventory.  Based on detailed log analysis of thousands of wells from Pegasi’s database and information derived from its drilling experience in the area, 109 drilling locations have been identified on its present leased acreage.  Pegasi is currently focusing on an initial well drilling program.

During Pegasi’s initial 12-month vertical well drilling program it will target gas reserves in the Cotton Valley, Travis Peak, and Pettit geologic formations at depths ranging from 6,500 – 10,500 feet.  Pegasi also plans on drilling horizontal wells to target oil in the Bossier formation at depths around 10,000 feet.

Other Operations

PERC conducts its main exploration and production operations through its wholly-owned subsidiary, Pegasi Operating Inc. ("POI").  It conducts additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa, L.L.C. ("TR Rodessa") and (ii) 59 Disposal.

TR Rodessa operates a 40-mile natural gas pipeline and gathering system which is currently being used by PERC to transport its hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.

59 Disposal owns and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage.

PERC intends to continue to use its competitive strengths to advance its corporate strategy.  The following are key elements of that strategy:

• 
Develop the Cornerstone Project in East Texas through an aggressive drilling program.   PERC will focus its near-term efforts on development drilling on existing acreage.  PERC expects this drilling program to significantly increase our proved reserve and cash flow profile within 12 months.

• 
Apply management expertise in the CP area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  PERC plans to maximize the present value of our vertical wells by utilizing a “Sawtooth” production technique.  This technique is characterized by sequentially completing multiple geologic horizons in a single wellbore in order to maximize well economics (see “Business - Well Economic” for further description).  PERC will also implement the latest drilling, fracturing and completion techniques to develop its properties including horizontal drilling.  These horizontal wells will primarily target the Bossier formation and our management expects these wells to yield significantly higher hydrocarbon flow rates than the Company’s vertical wells.

• 
Continue to lease underdeveloped acreage in the Cornerstone Project area.  PERC intends to use our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage   It intends to target acreage with exploitation and technology upside within the Cornerstone Project area.  Most properties in the CP area are held by smaller independent companies that lack the resources to exploit them to the fullest extent.  PERC intends to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement PERC’s existing substantial acreage position in the area and provide the Company with significant additional drilling inventory.

• 
Maintain a conservative and flexible financial strategy.  PERC intends to continue to focus on maintaining a low level of corporate overhead expense in addition to continued utilization of outsourcing, when appropriate, to maximize cash flow.  PERC believes this internally-generated cash flow, coupled with reserve-based debt financing when appropriate, will provide the optimal capital structure to fund our future drilling activity.

Well Economics

Pegasi plans to initially drill vertical wells to approximately 10,500 feet targeting the Cotton Valley formation (primarily gas).  The estimated future development cost expected to be incurred relative to the proved reserves in this formation totals approximately $12.5 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by SFAS No. 69.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in this formation include 6.4 bcf and 0.2 MMBO of proved undeveloped reserves, 1.4 bcf and 0.05 MMBO of proved developed non-producing reserves, and 0.5 bcf and 0.006 MMBO proved producing reserves.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery.  Pegasi estimates the well economics of drilling a Cotton Valley well on its acreage as seen below.

Cotton Valley Vertical Well Economics
Estimated Future Development Costs ~$12.5 mil	Estimated Ultimate Recovery: ~10.0 bcfe
Finding and Development Costs: ~$1.26 / mcfe	% Gas: ~83%

In order to maximize its rate of return on its vertical wells, Pegasi plans on implementing a “Sawtooth” production technique.  Under this technique, PERC will drill and complete multiple geologic horizons in a sequential manner as described below.

•	Pegasi will initially complete and produce the Cotton Valley pay zone (~10,500 ft.);

•	After producing the Cotton Valley zone for a period of time, Pegasi will move uphole to recomplete the Travis Peak Zone (~7,500 ft.) and/or Pettit Zone (~6,500 ft.);

•	After producing the Travis Peak and/or Pettit Zones for a period of time, Pegasi will co-mingle all zones and produce through the end of the well’s life.

The estimated future development costs expected to be incurred relative to the proved reserves in Travis Peak, Pettit and co-mingled formations total approximately $5.1 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by SFAS 69.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in these formations include 10.4 bcf and 0.5 MMBO of proved undeveloped reserves, 0.3 bcf and 0.003 MMBO of proved developed non-producing, 4.9 bcf and 0.2 MMBO of proved behind pipe reserves, and 0.1 bcf and 0.02 MMBO of proved producing reserves.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery.  The production technique is expected to result in improved well economics as indicated below.

Sawtooth Vertical Well Economics
Estimated Future Development Costs ~$5.1 mil	Estimated Ultimate Recovery: ~19.8 bcfe
Finding and Development Costs: ~$0.26 / mcfe	% Gas: ~80%

During December 2007, Pegasi began the process of drilling the Harris #2 and Childers #2.  At the conclusion of 2007 neither well had been completed, but as of the completion of the reserve report the petroleum engineers believed that an increase in proved reserves was warranted due to valuable information gained during this drilling process.

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two years ended December 31.

	2007	2006
Production
Average sales price per mcfe	$7.28	$6.72
Average production cost per mcfe	$1.95	$3.10
Net oil production (barrels)	4,964	6,734
Net gas production (mcf)	92,533	143,044
Productive wells – oil
Gross	2	1
Net	1	1
Productive wells – gas
Gross	5	4
Net	4	3
Developed acreage
Gross acreage	1,387	1,387
Net acreage	1,387	1,387
Undeveloped acreage
Gross	17,090	17,090
Net	11,722	11,722
Drilling activity
Net productive exploratory wells drilled	-	-
Net dry exploratory wells drilled	-	-

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts

Title to Properties

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time we acquire leases or enter into other agreements to obtain control over interests in acreage believed to be suitable for drilling operations. In many instances, our partners have acquired rights to the prospective acreage and we have a contractual right to have our interests in that acreage assigned to us. In some cases, we are in the process of having those interests so assigned. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the operator will prepare a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties.  We believe that titles to our leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices of, and demand for, natural gas and crude oil.  Historically, the markets for natural gas and crude oil have been volatile and are likely to continue to be volatile in the future.  The prices we receive for our natural gas and crude oil production  are  subject to wide  fluctuations  and depend on  numerous  factors beyond our control  including  seasonality,  the  condition of the United States economy  (particularly the  manufacturing  sector),  foreign imports,  political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of natural gas and crude oil have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations.

Pegasi currently has access to several interstate pipelines as well as local end users, however the market for oil and natural gas that it expects to produce depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation.  The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

Pegasi’s oil production is expected to be sold at prices tied to the spot oil markets.  Its natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.

Regulations

General

Pegasi’s business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry.  Most of Pegasi’s drilling operations will require permit or authorizations from federal, state or local agencies.  Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on its business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, Pegasi cannot predict the overall effect of such laws and regulations on our future operations.

Pegasi believes that its operations comply in all material respects with applicable laws and regulations.  There are no pending or threatened enforcement actions related to any such laws or regulations.  It further believes that the existence and enforcement of such laws and regulations will have no more restrictive an effect on its operations than on other similar companies in the energy industry.

Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission (“FERC”), state legislatures and commissions and the courts.  We cannot predict when or whether any such proposals may become effective.  In the past, the natural gas industry has been heavily regulated.  There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely.  Notwithstanding the foregoing, Pegasi does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon its capital expenditures, earnings, or competitive position.

Federal Regulation of Sales and Transportation of Natural Gas

Historically, the transportation and sale of natural gas and its component parts in interstate commerce has been regulated under several laws enacted by Congress and the regulations passed under these laws by FERC.  Pegasi’s sales of natural gas, including condensate and liquids, may be affected by the availability, terms, and cost of transportation.  The price and terms of access to pipeline transportation are subject to extensive federal and state regulation.  From 1985 to the present, several major regulatory changes have been implemented by Congress and FERC that affect the economics of natural gas production, transportation and sales.  In addition, FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction.  These initiatives may also affect the intrastate transportation of gas under certain circumstances.  The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted.  In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions.  We cannot predict what further action FERC will take on these matters.  Some of FERC’s more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines.  Pegasi does not believe that it will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with whom it competes.

State Regulation

Pegasi’s operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels.  Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, and the disposal of fluids used and produced in connection with operations.  PERC’s operations are also subject to various conservation laws and regulations pertaining to the size of drilling and spacing units or proration units and the unitization or pooling of oil and gas properties.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, except as noted above, does not generally entail rate regulation.  These regulatory burdens may affect profitability, but PERC is unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment.  These laws and regulations may require the  acquisition  of a permit or other authorization before construction or drilling commences; restrict the types, quantities,  and  concentrations of various substances that can be released into the environment in connection with drilling,  production, and natural gas processing activities;  suspend,  limit or prohibit  construction,  drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and  plugging of abandoned  wells; restrict  injection  of liquids  into  subsurface  strata  that may  contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations.  Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities.  Governmental authorities  have the power to enforce  compliance  with their  regulations  and permits,  and  violations  are  subject to  injunction,  civil  fines,  and even criminal  penalties.  Our management believes that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws.

 Nevertheless, changes in existing environmental laws and regulations or interpretations  thereof  could have a  significant  impact on us as well as the natural gas and crude oil industry in general, and thus we are unable to predict the  ultimate  cost and  effects  of future  changes in  environmental laws and regulations.

We are not currently  involved  in any  administrative,  judicial or legal proceedings arising under  domestic  or  foreign  federal,   state, or local environmental protection laws and regulations,  or under federal or state common law,  which would have a material  adverse  effect on our financial  position or results of operations. Moreover, we maintain insurance against costs of clean-up operations, but we are not fully insured against all such  risks.  A serious incident of pollution may result in the suspension or cessation of operations in the affected area.

Superfund.  The  Comprehensive  Environmental  Response,  Compensation  and Liability Act  ("CERCLA"),  also known  as "Superfund,"  and comparable state statutes impose strict, joint,  and several  liability on certain  classes of persons who are considered to have contributed to the release of a  hazardous substance" into the environment.  These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the   hazardous substances released at the site. Under CERCLA,  such persons or companies may be retroactively  liable for the costs of cleaning up the  hazardous  substances  that have been released into the environment and for damages to natural resources,  and it is common for neighboring  land  owners and other third  parties to file  claims for  personal injury,  property damage, and recovery of response costs allegedly caused by the hazardous  substances  released  into  the  environment.  In the  course  of our operations,  we may  generate  waste  that  may fall  within  CERCLA's definition of a "hazardous  substance."  We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed.  Although  CERCLA currently  contains a "petroleum  exclusion"  from the  definition of “hazardous,” state laws affecting our  operations  impose  cleanup  liability relating to petroleum  related  products,  including  crude oil cleanups.  In addition, although RCRA regulations  currently classify certain wastes  which  are  uniquely   associated  with  field  operations  as "non-hazardous,"  such  exploration,  development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively  making such wastes subject to more stringent handling and disposal   requirements.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of natural gas and crude oil. Although we utilized  standard industry  operating and disposal  practices at the time,  hydrocarbons or other wastes may have been disposed of or released on or under the  properties  we owned or leased or on or under  other  locations  where  such  wastes  have been taken for  disposal.  In addition, many of these properties have been operated by third parties whose treatment and disposal or release of   hydrocarbons or other wastes was not under our control.  These properties and the wastes disposed thereon may be subject to CERCLA, RCRA (as defined below), and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators; to clean up contaminated  property,   including contaminated  groundwater; or to perform remedial operations to prevent future contamination.

Oil Pollution Act of 1990.   United States federal regulations also require certain owners and operators of facilities that store or otherwise handle crude oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of crude oil into surface waters.  The federal Oil Pollution Act ("OPA") contains numerous requirements relating to revention of, reporting of, and response to crude oil spills into waters of the United States.  For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility.  State laws mandate crude oil cleanup programs with respect to contaminated soil.  A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.  We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

U.S. Environmental Protection Agency. U.S. Environmental Protection Agency regulations address the disposal of crude oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes.  The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected  underground,  crude oil and  natural gas wastes are  regulated  by the Underground  Injection  Control  program under the Safe  Drinking  Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed of at an approved hazardous waste facility.  We have coverage under the applicable Clean Water Act permitting requirements for discharges associated with exploration and development activities.

Resource Conservation Recovery Act. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent  operating  requirements,  and  liability  for  failure  to meet  such requirements, on a person  who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator"  of a hazardous waste treatment, storage or disposal facility.  At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste.  A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

Clean Water Act. The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands.  Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has ad opted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges.  Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water  Act and   comparable  state  statutes  provide  for  civil,  criminal  and administrative  penalties for  unauthorized  discharges  for crude oil and other pollutants and impose liability on parties  responsible for those discharges for the costs of cleaning up any environmental  damage caused by the release and for natural  resource  damages  resulting  from the  release.  We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Safe Drinking Water Act. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production.  The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers.  The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water.  Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells.  In Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

Air  Pollution  Control.   The Clean Air Act and state air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality.  Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws.  These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment.  We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

Naturally Occurring Radioactive Materials ("NORM").  NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry.  NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Texas.

Abandonment Costs. All of our crude oil and natural gas wells will require proper plugging and abandonment when they are no longer producing. We post bonds with most regulatory agencies to ensure compliance with our plugging responsibility.  Plugging and abandonment operations and associated reclamation of the surface production site are important components of our environmental management system.  We plan accordingly for the ultimate disposition of properties that are no longer producing.

Competition

We operate in a highly competitive environment.  The principal  resources necessary for the  exploration  and  production of natural gas and crude oil are leasehold  prospects  under  which  natural  gas and crude oil  reserves  may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable  personnel  to conduct  all  phases of  natural  gas and crude oil operations.  We must compete for such resources with both major natural gas and crude oil companies and independent operators.  Many of these competitors have financial and other resources substantially greater than ours.  Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such materials and resources will be available to us.

Employees

As of February 1, 2008, the Company and its subsidiaries had seven full-time employees.  None of its employees is represented by a labor union, and Pegasi considers its employee relations to be excellent.  Pegasi seeks to use contract workers and anticipates maintaining a small full-time employee base.

ITEM 1A.	RISK FACTORS

Please carefully consider the following factors together with all of the other information included in this Report. If any of the following risks and uncertainties were actually to occur, our business, financial condition, or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline and an investor could lose all or part of his/her investment.  Our forward-looking statements in this report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Forward-Looking Statements."

RISKS RELATED TO OUR BUSINESS

We have incurred significant losses to date and may continue to incur losses.

During the year ended December 31, 2007, we incurred a net loss of $1,645,921.  We may continue to incur losses for at least the next 12 months.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

We have a limited operating history for you to evaluate our business. We may never attain profitability.

We have been engaged in the business of oil and gas exploration and development for only a short amount of time, and have limited current oil or natural gas operations.  The business of acquiring, exploring for, developing and producing oil and natural gas reserves is inherently risky.  As an oil and gas acquisition, exploration and development company with limited operating history, it is difficult for potential investors to evaluate our business.  Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies.  We may never overcome these obstacles.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and natural gas reserves on terms that will be commercially viable for us.

Our lack of diversification will increase the risk of an investment in Pegasi, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the oil and gas industry in a limited number of properties, initially in Texas.  Larger companies have the ability to manage their risk by geographic diversification.  However, we will lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining rights to explore and develop oil and gas reserves and to market our production may impair our   business.

The oil and gas industry is highly competitive.  Other oil and gas companies may seek to acquire oil and gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate.  This competition is increasingly intense as prices of oil and natural gas on the commodities markets have risen in recent years.  Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Texas alone will not alone be sufficient to fund our operations or planned growth.  We will require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs.  We may be unable to obtain additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  Although we expect that the proceeds of approximately $10,070,000 ($8,672,000 net)  from our recent Offering together with cash flow from operations will be sufficient for the next 12 months, unforeseen circumstances and business setbacks may force us to raise additional funds.  Our inability to raise additional funds when required may have a negative impact on our operations and financial results.

Future acquisitions and future exploration, development, production, leasing activities and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, the capital received through the Offering may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage.  This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our oil and natural gas properties and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial results.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business.  If we fail to effectively manage our growth, our financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

•	meet our capital needs;
•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Loss of Michael Neufeld, our President William Sudderth, our Executive Vice President or Richard Lindermanis, our Senior Vice President and Chief Financial Officer, could impair our ability to operate.

If we lose our key employees, Michael Neufeld, our President, William Sudderth, our Executive Vice President, or Richard Lindermanis, our Senior Vice President and Chief Financial Officer, our business could suffer.  Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel.  We are highly dependent on our management. Each of Messrs. Neufeld, Sudderth and Lindermanis has an employment agreement with the Company.  However, the loss of any of these person’s services could have a material adverse effect on our operations.  If we were to lose these individuals, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.  We do not have key-man life insurance in place for any person working for us.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR INDUSTRY

Our exploration for oil and gas is risky and may not be commercially successful, and the 3D seismic data and other advanced technologies we use cannot eliminate exploration risk, which could impair our ability to generate revenues from our operations.

Our future success will depend on the success of our exploratory drilling program.  Oil and gas exploration involves a high degree of risk.  These risks are more acute in the early stages of exploration.  Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities.  It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

Even when used and properly interpreted, 3D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators.  They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible.  In addition, the use of 3D seismic data becomes less reliable when used at increasing depths.  We could incur losses as a result of expenditures on unsuccessful wells.  If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from operations.

We may not be able to develop oil and gas reserves on an economically viable basis and our reserves and production may decline as a result.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable.  On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves.  Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced.  Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections.

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections.  We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.  Economic factors beyond our control, such as interest rates, will also impact the value of our reserves.  The process of estimating oil and natural gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property.  As a result, our reserve estimates will be inherently imprecise.  Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate.  If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others.  The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results.  We may become subject to liability for pollution, blow-outs or other hazards.  We intend to obtain insurance with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets.  Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable.  Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs are unknown and may be substantial.  Unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.”  We have not yet determined whether we will establish a cash reserve account for these potential costs in respect of any of our properties or facilities, or if we will satisfy such costs of decommissioning from the proceeds of production in accordance with the practice generally employed in onshore and offshore oilfield operations.  If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs.  The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our inability to obtain necessary facilities could hamper our operations.

Oil and gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited.  To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses.  Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities.  The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays.  Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years, and have risen to record levels on a nominal basis in 2006.   We expect that prices will fluctuate in the future (source: U.S. Energy Information Administration).  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Prices may not remain at current levels.  Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Increases in our operating expenses will impact our operating results and financial condition.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues and profits we derive from the oil and natural gas that we produce.  These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs.  If these costs exceed our expectations, this may adversely affect our results of operations.  In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets.  We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures.  We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them.  As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Environmental risks may adversely affect our business.

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation at the federal, state and municipal levels.  Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations.  The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.  Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material.  Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.  The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge.  The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the exploration for and development of oil and gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards.  Although we will obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons.  The payment of such uninsured liabilities would reduce the funds available to us.  If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Our business will suffer if we cannot obtain or maintain the necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain, or our loss of or denial of extension, to any of these licenses or permits could hamper our ability to produce revenues from our operations.

Challenges to our properties may impact our financial condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense.  While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist.  In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all.  If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.  If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration, development and production activities.  We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development.  If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired.  Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock and no market.

It is anticipated that there will be a limited trading market for the Company's common stock on the National Association of Securities Dealers' Over-the-Counter Bulletin Board (“OTCBB”).  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock on the OTCBB may fluctuate widely.  As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities.  This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
•	fluctuations in revenue from our oil and gas business as new reserves come to market;

•	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
•	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the oil and gas industry;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in this Offering and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil and natural gas reserves that we are able to develop, expenses that we incur, the prices of oil and natural gas in the commodities markets and other factors.  If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.  Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Directors and officers of the Company will have a high concentration of common stock ownership.

Based on the 29,378,482 shares of common stock that are estimated to be outstanding as of the date hereof, our officers and directors will beneficially own approximately 52.9% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of Pegasi.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors (the “Board”) and the outcome of actions brought to our shareholders for approval.  Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

 Investors in the Offering will experience dilution upon the exercise of warrants or options or conversion of debt.

As a result of the recently competed financing transaction there are outstanding warrants to purchase up to 5,025,091 shares (including warrants to purchase up to 837,850 shares issued to the placement agent for the offering).  We have also granted to certain of our directors and employees options to purchase 900,000 shares.  Exercise of these instruments could decrease the net tangible book value of your common stock.  In addition, the Company may grant options under the 2007 Stock Option Plan in the future.  If the holders of those options exercise such options, you may experience dilution in the net tangible book value of your common stock.  Additionally, we currently have an outstanding line-of-credit that may be convertible into shares of common stock at a conversion price of $1.20 per share at any point after May 21, 2008, at the option of the holder.  At December 31, 2007 the line-of-credit has an outstanding balance of $4,616,214, which could be converted into 3,846,845 shares of common stock.  You may experience dilution in the net tangible book value of your common stock if the debt is converted.  Further, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price.  We have registered or agreed to register for resale the shares underlying the warrants to investors in the offering described above.  Holders of registered underlying shares could resell the shares immediately upon registration, resulting in significant downward pressure on our stock price.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASD's automated quotation system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2007.

ITEM 2.	PROPERTIES

Principal Executive Offices

Our principal executive offices are located at 218 N. Broadway, Suite 204 Tyler, Texas 75702 Our telephone number is (903) 595-4139.

The principal executive office occupies 2,200 square feet.  The term of the original lease is for a five-year period expiring August 31, 2010 with an option to renew for two one-year periods on the same terms with inflation adjustments.  The monthly rate is $2,150 being $11.73 per square foot.

Our Houston, Texas office is located at 710 N. Post Oak Road, Suite 315, Houston, Texas 77024, and its phone number is (713) 824-0895.  The lease is on an annual basis expiring April 31, 2008.  The office covers 950 square feet at a rate of $15.50 per square foot for a monthly cost of $1,227.  Our field operations are conducted out of our Jefferson, Texas office at 3546 N. US Hwy. 59, Jefferson, Texas 75657, and the phone number is (903) 665-8225.  The monthly cost is $750 running for a five-year period until January 1, 2012 with the option to extend on a month-to-month basis.  The office occupies 1,700 square feet at a rate of $5.30 per square foot.  The monthly cost includes surface-use rights for storing of equipment.  We currently lease a total of approximately 5,000 square feet of office space and believe that suitable additional space to accommodate our anticipated growth will be available in the future on commercially reasonable terms.

The Company’s oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of December 31, 2007 the Company operated seven wells and has one well currently in the process of being drilled.  The Harris #2 well was spudded in December and drilling was completed in January, 2008.  The Childress #2 well was spudded in January 2008.

Evaluation of the wells in order to determine the appropriate completion procedures is under way.  Completion activities are expected to be concluded in the second quarter of 2008.  As of December 31, 2007, the Company held leases on approximately 18,000 gross acres, with the Company owning approximately 12,600 net acres.  The Company has an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In addition to the operating of the wells the Company owns approximately 40 miles of natural gas pipeline, as well as a saltwater and drilling fluid disposal system.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, Pegasi may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims are pending against or involving Pegasi that could reasonably be expected to have a material adverse effect on its business and (consolidated) financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders during 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, has been included for quotation on the OTC Bulletin Board under the symbol PGSI.OB since February 6, 2008.  Prior thereto it had been traded under the symbol MPXP.OB.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTCBB for the periods indicated.  Prior to the fourth quarter of 2007, there was no trading market for our common stock.  Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal 2007	High	Low
Fourth Quarter	1.20	1.20
Fiscal 2008	High	Low
First Quarter	1.75	1.20

Number of Stockholders

As of February 11, 2008, there were approximately 65 holders of record of our common stock.

Dividend Policy

Holders of the Company's common stock are entitled to receive dividends if and when declared by the Company’s Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company’s common stock.

The Company has not paid any dividends since its inception, and it is not likely that any dividends on its common stock will be declared in the foreseeable future. Any dividends will be subject to the discretion of the Company's Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, its capital requirements and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans and Individual Compensation Arrangements

The following table shows information as of December 31, 2007 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	900,000	$1.20	850,000
Equity compensation plans not approved by security holders	-	-	-
Total	900,000	$1.20	850,000

Description of Securities

Our authorized capital consists of 75,000,000 shares of common stock, $0.001 par value per share, of which 29,378,482 shares were issued and outstanding as of December 31, 2007. The following description is a summary and is qualified in its entirety by our Certificate of Incorporation and By-laws as currently in effect.

Each holder of common stock is entitled to receive ratable dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of the date of this prospectus, we have not paid any dividends on our common stock, and none are contemplated in the foreseeable future. We anticipate that all earnings that may be generated from our operations will be used to finance our growth.

Holders of common stock are entitled to one vote for each share held of record. There are no cumulative voting rights in the election of directors. Thus the holders of more than 50% of the outstanding shares of common stock can elect all of our directors if they choose to do so.

The holders of our common stock have no preemptive, subscription, conversion or redemption rights. Upon our liquidation, dissolution or winding-up, the holders of our common stock are entitled to receive our assets pro rata.

Recent Sales of Unregistered Securities

On April 14, 2006, a total of 1,000,000 shares of common stock were issued in exchange for $7,000 US, or $.007 per share. These securities were issued to the officer and a director of the company.

In connection with the acquisition of PERC, on December 12, 2007, we issued an aggregate of 17,500,000 shares of common stock to the former shareholders of PERC in exchange for all issued and outstanding shares of PERC owned by them.

From December 12, 2007 through January 24, 2008 we entered into a series of identical securities purchase agreements (the “Offering”) with a number of accredited investors (the “Investors”), pursuant to which the Investors purchased from us 8,375,784 Units, each Unit consisting of one share of common stock of the Company and a five-year warrant to purchase 0.5 shares at $1.60 per whole share (the “Warrants”). The purchase price per Unit was $1.20. Total gross proceeds resulting from the Offering to the Company were approximately $10,051,000. SMH, which served as the Company’s placement agent in connection with the offer and sale of the Units, will receive aggregate placement agent fees of approximately $542,352 as well as five-year warrants to purchase 683,315 shares of common stock at $1.60 per share. Half of the warrants issued to SMH may be exercised on a cashless basis. In addition to SMH, Clarion also acted as a placement agent in connection with the offer and sale of Units and will receive aggregate placement agent fees of approximately $172,980 with respect to funds raised from offshore investors as well as five year warrants to purchase 144,150 shares of common stock at $1.60 per share.

The issuances of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. In addition, all recipients of the securities certified to us that they are accredited investors as such terms is defined in Regulation D promulgated under the Securities Act of 1933.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this registration statement that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this registration statement, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2. Our ability to generate customer demand for our services;
3. The intensity of competition; and
4. General economic conditions.

All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company Overview

PERC is an organic growth-oriented independent energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region.  The Company currently holds interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field, which has produced approximately 2.3 trillion cubic feet of gas and 400 million barrels of oil.  The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

Pegasi’s Cornerstone Project ("CP") is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.  Pegasi intends to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting its contiguous acreage position through utilization of “best in class” drilling, (i.e. using the latest drilling techniques available, and seismic technology).  Pegasi and its management team believe that they are uniquely familiar with the history and geology of the CP area based on their collective experience in the region as well as through its ownership of a large proprietary database which details the drilling history of the CP area over the previous 28 years.  Pegasi believes implementing its drilling strategy and using new drilling and completion techniques will enable it to find significant gas and oil reserves in the CP area.

Pegasi conducts its main exploration and production operations through its wholly-owned subsidiary, POI Pegasi conducts additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa and (ii) 59 Disposal.

TR Rodessa operates a 40-mile natural gas pipeline and gathering system which is currently being used by Pegasi to transport its hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons. TR Rodessa will expand the capacity of its system through the construction of new pipe lines in 2008.

59 Disposal owns and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.

On December 12, 2007, the Company entered into a Share Exchange Agreement with each of the shareholders of PERC pursuant to which we purchased from PERC’s shareholders all issued and outstanding shares of PERC’s common stock in consideration for the issuance of 17,500,000 shares of our common stock.

The Share Exchange resulted in a change in control of the Company with the shareholders owning 17,500,000 shares of common stock of the Company out of a total of 21,000,000 issued and outstanding shares, after giving effect to the Share Exchange.  Also, the shareholders were elected to our board of directors and appointed as our executive officers.  As a result of the Exchange Agreement, (i) PERC became our wholly-owned subsidiary and (ii) we succeeded to the business of PERC as our sole business.   Effective January 23, 2008, we changed our name to Pegasi Energy Resources Corporation.  The share exchange was accounted for a as reverse merger.  Accordingly, our historical financial results reported herein are those of PERC.

Critical Accounting Policies

PERC’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Accounts Receivable

PERC performs ongoing credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers.  Collateral is generally not required, nor is interested charged on past due balances. Credit losses to date have not been significant and have been within management’s expectations.  In the event of complete non-performance by PERC’s customers, the maximum exposure to PERC is the outstanding accounts receivable balance at the date of non-performance.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which ranges from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.   Expenditures for normal maintenance and repairs are expensed as incurred.  Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.

Oil and Gas Properties

PERC uses the full-cost method of accounting for its oil and gas producing activities, which are all located in Texas.  Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly-related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a ten percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the operating results of the respective period.

Abandonment of properties is recognized as an expense in the period of abandonment and accounted for as adjustments of capitalized costs.

Revenue Recognition

PERC utilizes the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells.  Crude oil inventories are immaterial and are not recorded.

Gas imbalances are accounted for using the sales method.  Under this method revenues are recognized based on actual volumes of oil and gas sold to purchasers.   However, the Company has no history of significant gas imbalances.

Income Taxes

Deferred income taxes are determined using the “liability method” in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Liquidity and Capital Resources

PERC derives its revenue from the sale of oil and gas (hydrocarbons) produced from its drilling operations, transportation of third-party owned natural gas through its pipeline system, and third-party disposal of waste in its disposal plant.  Revenues are subject to fluctuation due to commodity pricing and normal oil field practice where wells are on a general decline curve and are subject to having to be “shut in” for maintenance and possible rework operations.  We anticipate revenue from the pipeline will gradually increase as we add additional production and carry gas from third-party operators.  The revenue from the disposal plant will be on a decline as we utilize more of the capacity of the plant for our own use as we complete more wells.

The Company generally receives payment for hydrocarbons sold by the end of the month following the month of production.  Typical oil industry payment terms normally result in the revenues generated during a particular month being received prior to the time payment for expenses incurred for that month are due.  The Company utilizes the accrual method of accounting for oil and gas revenues.  As of December 31, 2007 and 2006 the Company was not a party to any gas imbalances.  Gas imbalances have no impact on the Company’s liquidity, capital resources or operations.

From December 12, 2007 through January 24, 2008 we entered into a series of identical securities purchase agreements (the “Offering”) with a number of accredited investors, pursuant to which the investors purchased from us 8,361,815 Units, each Unit consisting of one share of common stock of the Company and a five-year warrant to purchase 0.5 shares at $1.60 per whole share.  The purchase price per Unit was $1.20.  Total gross proceeds resulting from the Offering to the Company were approximately $10,070,000.

The Company believes that the proceeds from this offering together with the Company’s cash flow from operations will be sufficient to finance its operations for the next twelve months.  However, future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

The Company plans to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, the capital received through the offering may not be sufficient to fund our operations without obtaining additional financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage.  This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our oil and natural gas properties and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

•
Develop the Cornerstone Project in East Texas through an aggressive drilling program.   Pegasi will focus its near-term efforts on development drilling on existing acreage.  We expect this drilling program to increase our proved reserve and cash flow profile.

•
Apply management expertise in the CP area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.   We plan to maximize the present value of our vertical wells by utilizing a “Sawtooth” production technique.  This technique is characterized by sequentially completing multiple geologic horizons in a single wellbore in order to maximize well economics (see “Business - Well Economics” for further description).  Pegasi will also implement the latest drilling, fracturing, and completion techniques to develop its properties including horizontal drilling.  These horizontal wells will primarily target the Bossier formation and our management expects these wells to yield significantly higher hydrocarbon flow rates than the Company’s vertical wells.

•
Continue to lease underdeveloped acreage in the CP area.   We plan to use our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the CP area.  Most properties in the project area are held by smaller independent companies that lack the resources to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement the Company’s existing substantial acreage position in the area and provide the Company with significant additional drilling inventory.

•
Maintain a conservative and flexible financial strategy.   We intend to continue to focus on maintaining a low level of corporate overhead expense in addition to continued utilization of outsourcing, when appropriate, to maximize cash flow.  We believe this internally generated cash flow, coupled with reserve-based debt financing when appropriate, will provide the optimal capital structure to fund our future drilling activity.

The Company’s oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of December 31, 2007 the Company operated seven wells and had one well in the process of being drilled.  The Harris #2 well was spudded in December and drilling was completed in January 2008.  The Childress #2 well was spudded in January 2008.

Evaluation of the wells in order to determine the appropriate completion procedures is under way.  Completion activities are expected to be completed in the second quarter of 2008.  As of December 31, 2007 the Company held leases on approximately 18,000 gross acres with the Company owning approximately 13,000 net acres.  The Company has an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In addition to the operating of the wells the Company owns approximately 40 miles of natural gas pipeline as well as a saltwater and drilling fluid disposal system.  The pipeline system is being extended to connect to the Harris #2 and the Childress #2 prior to completions attempts. Additional work is being conducted on the pipeline to enhance transportation of third-party gas.

Summarized Results of Operations

	2007	2006	Increase(Decrease)
Oil and Gas Revenues	891,072	1,223,622	(332,550)

Condensate and Skim Oil	343,788	158,133	185,655

Transportation and Gathering	932,475	1,049,742	(117,267)

Saltwater Disposal Income	423,991	406,912	17,079

Total Operating Expenses	2,946,155	3,315,619	(369,464)

Loss from Operations	(354,829)	(477,210)	122,381

Other Expense	694,561	527,368	167,193

Loss before Income Tax	(1,049,390)	(1,004,578)	(44,812)

Income Tax Expense	(1,118,868)	(34,139)	1,084,729

Net Loss	(2,168,258)	(1,038,717)	1,129,541

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total revenues for the year ended December 31, 2007 of $2,591,326 decreased $247,083 from the year ended December 31, 2006.  During 2007, oil and gas revenues decreased by $332,550, primarily due to normal depletion. Transportation and gathering revenues represent the sale of gas purchased from other operators.  The cost of this gas was $776,573 in 2007 and $863,097 in 2006.  Due to a lack of available capital no new wells were drilled in 2007, except for the spudding of the Harris #2.  In 2007 saltwater disposal revenue increased by $17,079.  Total operating expenses decreased by $369,484. The largest portion of the decline in other operating expenses results from saltwater disposal expenses decreasing by $330,113.  This is primarily due to the efficiencies gained during the start up process.  Other expenses increased by $167,193.  Of this increase, $150,756 results from the accrual of liquidated damages, which are payable if the Company fails to make its registration statement effective by May 11, 2008.  Management decided to make the accrual due to the probability that the Company would not meet this deadline.  Income tax expense increased by $1,084,729 primarily as a result of the recognition of temporary differences created as a result of incorporation of 59 Disposal, PERC and TR Rodessa.

Summary Balance Sheet

	2007	2006	Increase(Decrease)
Current Assets
Cash and cash equivalents	8,935,283	359,007	8,576,276
Accounts receivable, trade	269,400	300,962	(31,562)
Accounts receivable, related parties	592,237	596,877	(4,640)
Joint interest billing receivable, related party	122,542	76,279	46,263
Other current assets	322,110	52,328	269,782

Total Current Assets	10,241,572	1,385,453	8,856,119

Net property, plant, and equipment	683,918	706,427	(25,509)

Net oil and gas properties	7,566,753	6,266,997	1,299,756

Investment in partnerships	-	20,440	(20,440)

Total Assets	18,492,243	8,379,317	10,112,926

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	977,757	485,071	492,686
Accounts payable, related parties	560,095	252,662	307,433
Revenue payable	178,114	193,814	(15,700)
Interest payable	1,003,105	516,096	487,009
Other payables	57,842	5,886	51,956
Joint interest deposits, related party	849,619	-	849,619
Lines of credit	-	464,850	(464,850)
Lines of credit, related party	4,616,214	4,516,214	100,000
Current portion of notes payable	4,198	10,905	(6,707)
Current portion, notes payable, related party	20,000	247,919	(227,919)

Total Current Liabilities	8,266,944	6,693,417	1,573,527

Notes payable	9,627	14,108	(4,481)

Notes payable, related parties	279,691	-	279,691

Deferred tax liability	1,097,034	3,356	1,094,578

Asset retirement obligation	271,443	187,303	84,140

Total Liabilities	9,925,639	6,898,184	3,027,455

Commitments and contingencies	150,756	-	150,756

Stockholders' Equity
Common stock	29,378	3,500	25,878
Additional paid-in capital	11,964,136	2,887,041	9,077,095
Accumulated deficit	(3,577,666)	(1,409,408)	(2,168,258)

Total stockholders' equity	8,415,848	1,481,133	6,934,715

Total liabilities and stockholders’ equity	18,492,243	8,379,317	10,112,926

Balance Sheet Discussion and Analysis

Cash increased $8,576,276 in 2007 predominantly as a result of the funds received in the offering.

Related party joint interest billing receivables increased by $46,263 from December 31, 2006 to December 31, 2007.  Such increase is attributable to billings to TR Energy related to year end drilling activity.  Related party joint interest billing receivables and payables are presented net.

Prepaid expenses reflected in other current assets increased from $52,328 as of December 31, 2006 to $322,110 as of December 31, 2007.  This increase is attributable to prepayments that were made to the drilling contractor for the drilling of two wells that were planned at year end.

From December 31, 2006 to December 31, 2007 oil and gas properties increased by $1,299,756 which reflects acquisition and development costs related to the Cornerstone Project.

Accounts payable increased by $1,094,578 which is attributable to costs associated with year end drilling activity. Related party payables increased by $307,433 from December 31, 2006 to December 31, 2007.  This is primarily due to credits given to TR Energy in connection with their acquisition of Marion’s interest in 59 Disposal.  The credits amounted to $258,270 and reflect the balance of personal property assets owned by 59 Disposal at the time of the transfer.  Also, $40,163 of the increase is attributable to amounts accrued to Marion Swamp Fox L.P. for rent on the Jefferson, Texas facility.

During 2007 interest payable increased by $487,009.  This amount is an accrual for interest owed on the credit line note to Teton Royalty Ltd.

Joint interest deposits, replated party increased  $849,619 which is the result from prepayments from TR Energy related to the wells that were planned at the end of 2007.

The commitment and contingency of $150,756 is related to an accrual for a registration penalty in connection with the offering that was made during 2007.

The line of credit from an unrelated party was paid off in 2007.  An additional $100,000 was borrowed on the line of credit from Teton Royalty Ltd.

Deferred tax liabilities increased by $1,094,578 in 2007 as a result of the recognition of temporary differences created as a result of incorporation of 59 Disposal, PERC and TR Rodessa.

Asset retirement obligations ("ARO")  increased by $84,140.  Of this amount $28,281 is attributable to accretion of the discount on the ARO liability.  An additional provision for ARO liabilities of $55,859 was made due to revised estimates of abandonment costs that exceeded estimates as of December 31, 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

Summary of Cash Flow

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash provided by (used in ) operating activities	$1,246,104	$(523,531)
Cash used in investing activities	(1,077,276)	(1,289,368)
Cash provided by financing activities	8,407,448	1,637,129
Increase (decrease) in cash and cash equivalents	8,576,276	(175,770)
Cash and cash equivalents, at beginning of year	359,007	534,777
Cash and cash equivalents, at ending of year	8,935,283	359,007

Net cash provided by (used in) operating activities for the years ended December 31, 2007 and 2006 was $1,246,104 and $(523,531), respectively. A significant contribution to cash flow was provided by the collection of prepayments from working interest owners.  A balance of $849,619 in prepayments remained as of December 31, 2007.  No prepayments existed as of December 31, 2006.

Net cash used in investing activities was $1,077,276 and $1,289,368 for the years ended December 31, 2007 and 2006, respectively.  Acquisition and development costs related to oil and gas properties amounted to $1,003,824 in 2007 and $1,265,002 in 2006.

Net cash provided by financing activities was $8,407,448 in 2007 compared to $1,637,134 in 2006. In 2007 $8,671,955 was provided by the issuance of common stock.   For 2006, $838,363 was provided by capital contributions and a net of $828,374 was provided by borrowings from related parties.

Selected Items of General and Administrative Expense

General and administrative expenses increased from $493,680 in 2006 to $520,822 in 2007, an increase of $27,142.  The primary reason for the increase is rent expense increased $32,662, resulting from an agreement with Marion Swamp Fox, LP where 59 Disposal is required to pay a $0.05 per barrel premium for every barrel of saltwater over an agreed upon number of barrels.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page F-1 of this annual report on Form 10-KSB and are incorporated herein.

The Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

PEGASI ENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pegasi Energy Resources Corporation

We have audited the accompanying consolidated balance sheets of Pegasi Energy Resources Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasi Energy Resources Corporation  as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, certain errors resulting in the overstatement of various assets as of December 31, 2006 and the understatement of revenues and expenses for the year ended December 31, 2006 were discovered by management of Pegasi Energy Resources Corporation during the year ended December 31, 2007.  Accordingly, the 2006 consolidated financial statements have been restated and adjustments have been made to correct the errors.

/s/ Whitney Penn LLP

Fort Worth, Texas
April 17, 2008

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$8,935,283	$359,007
Accounts receivable, trade	269,400	300,962
Accounts receivable, related parties	592,237	596,877
Joint interest billing receivable, related parties, net	122,542	76,279
Other current assets	322,110	52,328
Total current assets	10,241,572	1,385,453

Property and equipment:
Equipment	635,090	585,380
Pipelines	185,745	185,745
Buildings	28,451	28,451
Vehicles	50,663	50,663
Office furniture	39,125	30,387
Website	15,000	-
Total property and equipment	954,074	880,626
Less accumulated depreciation	(270,156)	(174,199)
Property and equipment, net	683,918	706,427

Oil and gas properties:
Oil and gas properties, proved	4,750,188	3,100,573
Oil and gas properties, unproved	3,330,402	3,618,814
Capitalized asset retirement obligations	220,237	164,378
Total oil and gas properties	8,300,827	6,883,765
Less accumulated depletion and depreciation	(734,074)	(616,768)
Oil and gas properties, net	7,566,753	6,266,997

Investment in unconsolidated partnerships	-	20,440

Total assets	$18,492,243	$8,379,317

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,

	2007	2006
		(Restated)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$977,757	$485,071
Accounts payable, related parties	560,095	252,662
Revenue payable	178,114	193,814
Interest payable	1,003,105	516,096
Other payables	57,842	5,886
Joint-interest deposits, related party	849,619	-
Line-of-credit	-	464,850
Line-of-credit, related party	4,616,214	4,516,214
Current portion of notes payable	4,198	10,905
Current portion of notes payable, related parties	20,000	247,919
Total current liabilities	8,266,944	6,693,417

Notes payable	9,627	14,108
Notes payable, related parties	279,691	-
Deferred income taxes	1,097,934	3,356
Asset retirement obligations	271,443	187,303

Total liabilities	9,925,639	6,898,184

Commitments and contingencies	150,756	-

Stockholders' equity:

Common stock, $0.001 par value, 75,000,000 shares authorized, 29,378,482 and 3,500,000 shares issued and outstanding in 2007 and 2006, respectively	29,378	3,500
Additional paid-in capital	11,964,136	2,887,041
Accumulated deficit	(3,577,666)	(1,409,408)
Total stockholders' equity	8,415,848	1,481,133

Total liabilities and stockholders' equity	$18.492,243	$8,379,317

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Revenues:		(Restated)
Oil and gas	$891,072	$1,223,622
Condensate and skim oil	343,788	158,133
Transportation and gathering	932,475	1,049,742
Saltwater disposal income	423,991	406,912
Total revenues	2,591,326	2,838,409
Operating expenses:
Lease operating expenses	238,351	568,532
Saltwater disposal expenses	389,977	720,090
Pipeline operating expenses	177,986	312,031
Cost of gas purchased for resale	776,553	863,097
Depletion and depreciation	213,265	358,189
General and administrative	520,822	493,680
Stock-based compensation	629,201	-
Total operating expenses	2,946,155	3,315,619
Loss from operations	(354,829)	(477,210)

Other income (expenses):
Interest income	9,182	1,254
Interest expense	(690,508)	(535,047)
Dividend income	644	-
Loss on investment in unconsolidated partnerships	(20,440)	-
Other income	6,561	6,425
Total other expenses	(694,561)	(527,368)

Loss before income tax expenses	(1,049,390)	(1,004,578)

Income tax expense	(1,118,868)	(34,139)
Net loss	$(2,168,258)	$(1,038,717)

Basic and diluted loss per share	$(0.44)	$(0.30)

Weighted average shares outstanding	4,917,999	3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

	Common Stock				Additional		Accumulated
	Shares		Amount		Paid-in Capital		Deficit	Total
Balance at January 1, 2006	3,500,000	*	$3,500	*	$2,048,683	*	$(370,691)	$1,681,492
Capital contributions	-		-		838,358		-	838,358
Net loss (restated)	-		-		-		(1,038,717)	(1,038,717)
Balance at December 31, 2006 (restated)	3,500,000	*	3,500	*	2,887,041	*	(1,409,408)	1,481,133
Capital contributions	-		-		39,759		-	39,759
Capital distributions	-		-		(257,942)		-	(257,942)
Share exchange agreement	17,500,000		17,500		(17,500)		-	-
Private placement, net of placement costs	8,361,815		8,361		8,663,594		-	8,671,955
Conversion of related party note	16,667		17		19,983		-	20,000
Stock-based compensation	-		-		629,201		-	629,201
Net loss	-		-		-		(2,168,258)	(2,168,258)
Balance at December 31, 2007	29,378,482		$29,378		$11,964,136		$(3,577,666)	$8,415,848
              * - Amounts have been retroactively restated to reflect the reverse merger during 2007.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Operating Activities		(Restated)
Net loss	$(2,168,258)	$(1,038,717)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and depreciation	213,263	358,189
Accretion of discount on asset retirement obligations	28,281	10,260
Stock-based compensation	629,201	-
Deferred income taxes	1,094,578	29,723
Loss on investment in unconsolidated partnerships	20,440	-
Contingent loss	150,756	-
Gain on sales of assets	-	(378)
Changes in operating assets and liabilities:
Accounts receivable, trade	31,562	144,813
Accounts receivable, related parties	4,640	(240,214)
Joint interest billing receivable, related parties, net	(46,263)	109,681
Other assets	(269,782)	(1,035)
Accounts payable	135,307	(157,701)
Accounts payable, related parties	49,491	(11,374)
Revenue payable	(15,700)	(96,504)
Interest payable	487,009	431,804
Joint interest deposits, related parties	849,619	-
Other payables	51,956	(62,078)
Net cash provided by (used in) operating activities	1,246,104	(523,531)

Investing Activities
Purchases of property and equipment	(73,452)	(66,406)
Purchases of oil and gas properties	(1,003,824)	(1,265,002)
Proceeds from sales of assets	-	42,838
Investment in unconsolidated partnerships	-	(798)
Net cash used in investing activities	(1,077,276)	(1,289,368)

Financing Activities
Capital contributions	39,759	838,358
Net payments on lines of credit	(464,850)	(18,243)
Advances on line-of-credit, related party	100,000	616,205
Payments on notes payable	(11,188)	(11,360)
Borrowings on notes payable, related party	145,249	249,249
Payments on notes payable, related party	(73,477)	(37,080)
Proceeds from issuance of common stock	8,671,955	-
Net cash provided by financing activities	8,407,448	1,637,129

Net increase (decrease) in cash and cash equivalents	8,576,276	(175,770)
Cash and cash equivalents at beginning of year	359,007	534,777
Cash and cash equivalents at end of year	$8,935,283	$359,007
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$52,743	$14,827

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.   NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC”, or the “Company”) is engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region.  The Company's business strategy, which it designated as the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.

PERC is the successor entity to First Southern Crown Ltd. ("FSC"), a Texas limited partnership formed in December 2002.  Prior to the formation of FSC, PERC’s principals spent over three years and invested over $3.5 million in equity for data harvesting, prospect evaluation and acreage acquisitions for the Cornerstone Project.  These assets were assigned to FSC by TR Energy, Inc. ("TR Energy").   In December 2004, FSC sold a thirty percent (30%) interest in all of its production, acreage position, pipeline and a thirty percent (30%) partnership interest in 59 Disposal, L.P. ("59 Disposal") (PERC’s disposal plant) to Marion Energy Limited ("Marion"), an entity publicly traded on the Australian stock exchange ("ASE.ax").  In February 2007, Marion Energy traded its 30% partnership interest in 59 Disposal for a 30% ownership in 59 Disposal’s assets.  Marion later sold its 30% interest in 59 Disposal’s assets, its production interest, acreage position, and its pipeline interest to TR Energy.

PERC conducts its main exploration and production operations through its wholly-owned subsidiary, Pegasi Operating Inc. ("POI").  It conducts additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa, L.L.C. ("TR Rodessa") and (ii) 59 Disposal.    During March 2007, FSC, 59 Disposal, and TR Rodessa were all recapitalized and converted from limited partnerships and limited liability companies to corporations.

TR Rodessa operates a 40-mile natural gas pipeline and gathering system which is currently being used by PERC to transport its hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.   59 Disposal owns and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage.

Effective December 12, 2007, the stockholders of PERC entered into a Share Exchange Agreement (the "Share Exchange") with Maple Mountain Explorations, Inc. (“Maple Mountain”), a publicly-traded shell company, pursuant to which the stockholders sold all of the issued and outstanding shares of PERC’s common stock to Maple Mountain in consideration for the issuance of 17,500,000 shares of common stock of Maple Mountain out of a total of 21,000,000 issued and outstanding shares, after giving effect to the share exchange.

As a result of the Share Exchange (the "Share Exchange"), (i) PERC became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of PERC as its sole business.  On January 23, 2008, Maple Mountain Explorations, Inc., a Nevada corporation, changed its corporate name to Pegasi Energy Resources Corporation, adopting the subsidiary’s name as permitted under Nevada law.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Consolidation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of PERC and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures.  Actual results may differ from these estimates.

Estimates made in preparing these consolidated financial statements include, among other things, estimates of the proved oil and natural gas reserve volumes used in calculating depletion expense: the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; operating costs accrued; volumes and prices for revenues accrued; estimates of the fair value of stock-based compensation awards; and the timing and amount of future abandonment costs used in calculating asset retirement obligations.  Future changes in the assumptions used could have a significant impact on reported results in future periods.

b)  Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market accounts, and all highly liquid investments with an original maturity of three months or less.   At December 31, 2007 and 2006 the Company had no cash equivalents.

c)  Accounts Receivable
The Company’s accounts receivable consists primarily of oil and natural gas sales and joint interest billings, which are recorded at the invoiced amount. Collateral is not required for such receivables, nor is interest charged on past due balances.  The Company extends credit based on management’s assessment of the company’s financial condition and evaluates the allowance for doubtful accounts based on receivable aging, customer disputes and general business and economic conditions.  No allowance was indicated at December 31, 2007 or 2006.  Accounts receivables from three customers approximated 28%, 26% and 12% of the Company’s total trade receivables for the year ended December 31, 2007.  As of December 31, 2006, these same customers totaled approximately 24%, 34%, and 15% of total accounts receivable.

d)  Property and Equipment
Property and equipment and recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.  Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.   Depreciation expense was $95,957 and $108,600 for the years ended December 31, 2007 and 2006, respectively.

e)  Oil and Gas Properties
The Company uses the full cost method of accounting for its oil and gas producing activities, which are all located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized. No impairment was required in 2007 or 2006.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)  Oil and Gas Properties - continued

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As capitalized costs do not exceed the estimated present value limitation, the accompanying consolidated financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2007 and 2006.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  Abandonment of properties are recognized as an expense in the period of abandonment and accounted for as adjustments of capitalized costs.

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2007, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

					2004
	Total	2007	2006	2005	and Prior
	(In thousands)
Property acquisition costs	$3,330	$273	$461	$2,596	$-

f)  Impairment of Long-Lived Assets
The carrying value of property and equipment is periodically evaluated under the provisions of Statment of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis.  On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows.  During 2007 and 2006, the Company recorded no impairment losses related to its proved oil and gas properties.  If estimated future cash flows are not achieved with respect to certain fields, write-downs may be required.

g)  Investment in Unconsolidated Partnerships
The Company uses the cost method of accounting for its 1% investment in Pegasi Partners, LTD, a Texas limited partnership.  The investment of $20,440 at December 31, 2006 is included in other non-current assets in the accompanying consolidated balance sheets.  As a result of a dissolution of Pegasi Partners in 2007, the Company recognized a loss of $20,440.  Income pertaining to its partnership interest of approximately $798 during 2006 is included in other income in the accompanying consolidated statement of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h)  Asset Retirement Obligations
SFAS No. 143, Accounting for Asset Retirement Obligations requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred.  For oil and natural gas properties, this is the period in which an oil or natural gas property is acquired or a new well is drilled.  An amount equal to and offsetting the liability is capitalized as part of the carrying amount of the Company’s oil and natural gas properties at its discounted fair value.  The liability is then accreted up by recording expense each period until it is settled or the well is sold, at which time the liability is reversed.  Estimates are based on historical experience in plugging and abandoning wells and estimated remaining lives of those wells based on reserve estimates.  The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined.  See Note 10 – Asset Retirement Obligation for additional information.

i)  Minority Interests
Marion owned a 30% partnership interest in 59 Disposal, LP from inception through February 28, 2007, when 59 Disposal incorporated and became a wholly owned subsidiary of the Company.  Marion traded its partnership interest in 59 Disposal for 30% of 59 Disposal’s assets, and later sold its interest in the assets to TR Energy.

j)  Revenue Recognition
The Company utilizes the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells.  Crude oil inventories are immaterial and are not recorded.

Gas imbalances are accounted for using the sales method.  Under this method revenues are recognized based on actual volumes of oil and gas sold to purchasers.  However, the Company has no history of significant gas imbalances.

k)  Income Taxes
Deferred income taxes are determined using the “liability method” in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

l)  Net Loss per Common Share
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the year ended December 31, 2007 the Company had approximately 506,094 potentially dilutive shares which are not included in the calculation of earnings per share, because the effect would be anti-dilutive. For the years ended December 31, 2007 and 2006, diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)  Stock-Based Compensation
The Company applied SFAS No. 123 (revised 2004), Share-Based Payments, during 2007 upon the grant of stock options to its employees and directors.  Accordingly, the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date.  Equity instruments issued to non-employees are also accounted for under the provisions of SFAS No. 123 (revised 2004) and Emerging Issues Task Force (“EITF”) 96-18.  During the year ended December 31, 2007, the Company recognized aggregate compensation expense of $629,203, related to outstanding common stock options.  There were no stock options issued in 2006.  These options were included using the Black-Scholes option pricing model. See Note 11 – Stock-Based Compensation for additional information.

n)  Fair Value of Financial Instruments
In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash equivalents, accounts receivable, and accounts payable approximates their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

o)  New Accounting Pronouncements
SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) was issued by the Financial Accounting Standards Board (“FASB”) in September 2006.  SFAS No. 157 defines fair values, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement.  No new requirements are included in SFAS No. 157, but application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”.  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  Management has reviewed FIN 48 and determined the adoption of FIN 48 will not materially affect our operating results, financial position, or future cash flows.  The Company adopted FIN 48 effective January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its results of operations and financial position.

SFAS No. 141R (revised 2007), Business Combinations, amends SFAS No. 141 by requiring an acquirer to recognize: (i) the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date, (ii) a gain attributable to any “negative goodwill” in a bargain purchase, and (iii) an expense related to acquisition costs.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141R to have a material impact on its current results of operations or financial condition.  However, future consolidated results of operations or financial condition may be materially affected if the Company has a significant acquisition.

In December 2007, the FASB issued SFAS No. 160 which amends Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its current results of operations or financial condition.  However, future consolidated results of operations or financial condition may be materially affected if the Company acquires a non-controlling interest in a subsidiary.

(p) Reclassifications
Certain 2006 amounts have been reclassified to confirm to the 2007 presentation.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated certain amounts reported for the year ended December 31, 2006. The restatements were made to (1) correct the amount of revenues reported due to improper accruals of oil and gas revenue and condensate and skim oil sales, (2) adjust the amount of income tax benefit recognized due to a reevaluation of the expected future income tax benefit of the Company’s net operating losses, (3) properly present net loss and capital attributable to Marion's minority interest in 59 Disposal,  (4) adjust oil and gas properties to reflect compensation that was previously and improperly recognized as overhead income, (5) and adjust amounts of depletion reported due to previously overstated reserve quantities.  The Company inadvertently reported reserve quantities at 100% of the working interest however, it only owns 70% of the working interest in the wells.  The disclosures required under SFAS 69 have been restated, accordingly.

In addition, guidance from SFAS No. 154, Accounting Changes and Error Corrections, was reviewed with regard to these matters. As a result, the Company is restating the accompanying 2006 consolidated financial statements to correctly report certain assets, liabilities, revenues, expenses, and reserve quantities. The Company’s consolidated balance sheet as of December 31, 2006 has been restated to reflect the changes in assets, liabilities and stockholders’ equity. The Company’s consolidated statement of operations for the year ended December 31, 2006 have been restated to reflect the change in oil and gas and condensate and skim oil revenues, overhead income, deferred income tax expense, and depletion expense. The Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2006 has been restated to reflect the change in the net loss and, the Company’s consolidated statement of cash flows for the year ended December 31, 2006 has been restated to reflect the change in the net loss, changes in receivables, change in depletion, change in deferred income tax expense, and purchases of oil and gas properties, and the Company’s disclosures required by SFAS No. 69 have been restated to reflect the Company’s 70% ownership in the reserves.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Accounts receivable, trade	$121,305	$179,657	(a)	$300,962
Joint interest billing receivable, related parties, net	112,923	(36,644)	(a)	76,279
Total current assets	1,242,440	143,013	(a)	1,385,453
Oil and gas properties, proved	3,121,400	(20,827)	(b)	3,100,573
Total oil and gas properties	6,904,592	(20,827)	(b)	6,883,765
Accumulated depletion and accretion	(587,334)	(29,434)	(c)	(616,768)
Oil and gas properties, net	6,317,258	(50,261)	(b),(c)	6,266,997
Deferred income taxes	74,788	(74,788)	(d)	-
Total assets	8,361,353	17,964	(a),(b),(c),(d)	8,379,317
Revenue payable	158,763	35,051	(a)	193,814
Total current liabilities	6,659,364	34,053	(a),(g)	6,693,417
Deferred income taxes	-	3,356	(d)	3,356
Total liabilities	6,860,776	37,408	(a),(d),(g)	6,898,184
Accumulated deficit	(690,214)	(794,735)	(e),(f),(g)	(1,409,408)
Total stockholders’ equity	1,500,577	(19,444)	(e),(f),(g)	1,481,133
Total liabilities and stockholders’ equity	8,361,353	17,964	(a),(d),(e),(f),(g)	8,379,317

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Oil and gas revenue	$2,323,536	$(1,099,914)	(a),(g)	$1,223,622
Condensate and skim oil	-	158,133	(a),(g)	158,133
Transportation and gathering	-	1,049,742	(g)	1,049,742
Overhead and other income	125,214	(125,214)	(b),(g)	-
Total revenues	2,855,662	(17,253)	(a),(b),(g)	2,838,409
Lease operating expenses	1,765,835	(1,197,303)	(g)	568,532
Depletion and depreciation	328,755	29,434	(c)	358,189
Total oil and gas	2,094,590	1,167,869	(c), (g)	926,721
Pipeline operating expenses	-	312,031	(g)	312,031
Cost of gas purchased for resale	-	863,097	(g)	863,097
General and administrative	257,210	236,470	(g)	493,680
Total operating expenses	3,071,890	243,729	(c),(g)	3,315,619
Loss from operations	(216,228)	(260,982)	(a),(b),(c),(g)	(477,210)
Shared expenses	318,688	(318,688)	(g)	-
Total other expense	846,056	(318,688)	(g)	527,368
Loss before income tax expense	-	(1,004,578)	(a),(b),(c),(g)	(1,004,578)
Income tax expense	44,005	(78,144)	(d)	(34,139)
Net loss	(1,018,273)	(20,444)	(e),(f)	(1,038,717)
Basic and diluted net loss per share[1]	(0.29)	(0.01)		(0.30)

1 Per share data is calculated using equivalent shares.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss	$(1,018,273)	$(20,444)	(e),(f)	$(1,038,717)
Accumulated deficit	1,500,577	(19,444)	(e),(f),(g)	1,481,133
Total stockholders’ equity	(690,214)	(794,735)	(e),(f),(g)	(1,409,408)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flow for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss	$(1,018,279)	$(20,444)	(e),(f)	$(1,038,717)
Depletion and depreciation	328,755	(29,434)	(c)	358,189
Deferred income taxes	(48,421)	(78,144)	(d)	29,723
Accounts receivable, trade	324,470	(179,657)	(a),(g)	144,813
Joint interest billing receivable, related parties, net	72,038	37,643	(a),(g)	109,681
Revenue payable	(131,555)	35,051	(a)	(96,504)
Other payables	(61,079)	(999)	(g)	(62,078)
Net cash used in operating activities	(459,254)	(64,277)	(g)	(523,531)
Purchases of oil and gas properties	(1,328,042)	63,040	(b),(g)	(1,265,002)
Net cash used in investing activities	(1,353,650)	64,282	(g)	(1,289,368)

(a) Oil and gas revenue increased by $87,628 for December 2006 accrued production and condensate and skim oil sales increased by $20,333 for accrued December 2006 sales.
(b) Oil and gas properties, proved was decreased by $20,827 to properly reflect compensation from the 30% working interest owner, pursuant to the guidance provided under Rule 4-10(c)(iv) of Regulation S-X.
(c) Depletion expense increased by $29,434 for revisions to reserve quantities and accruals for  December 2006 production.
(d) The Company reevaluated the expected future income tax benefit of the net operating losses, and as a result the benefit decreased by $78,144.
(e)  Represents the net effect of restatements on the Company’s net loss.
(f)  Represents Marion's 30% partnership in 59 Disposal.
(g) Certain amounts have been reclassified in the consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s accompanying capitalized costs relating to oil and gas producing activities at Decembe 31, 2006:

	Amounts as Originally Reported	Restatement Amount	Amounts as Revised
Unproved oil and gas properties	$-	$3,618,814	$3,618,814
Proved oil and gas properties	-	3,264,951	3,264,951
Less accumulated depreciation, depletion, amortization, and valuation allowance	-	(616,768)	(616,768)
Net capitalized costs	$-	$6,266,997	$6,266,997

The following is a summary of the impact of the restatements on the Company’s costs incurred:

	Amounts as Originally Reported	Restatement Amount	Amounts as Revised
Asset retirement costs	$-	$164,378	$164,378

The following is a summary of the impact of the restatements on the Company’s results of operations for producing activities:

	Amounts as Originally Reported	Restatement Amount	Amounts as Revised
Revenues	$2,323,536	$(1,091,388)	$1,232,148
Production costs	(1,765,835)	1,197,303	(568,532)
Depletion, depreciation, and valuation provisions	(328,755)	98,375	(230,380)
Income before income tax expense	228,946	204,290	433,236
Income tax expense	(82,421)	(73,544)	(155,965)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$146,525	$130,746	$277,271

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s reserve quantity information:

	Amounts as Originally Reported		Restatement Amounts		Amounts as Revised
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls.)	(MCF)	(Bbls.)	(MCF)	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at December 31, 2005	680,389	16,724,012	(204,117)	(5,017,204)	476,272	11,706,808
Revisions of previous estimates	12,550	848,485	(6,326)	(282,779)	6,224	565,706
Production	(13,279)	(244,683)	6,545)	101,639	(6,734)	(143,044)
Balance at December 31, 2006	679,660	17,327,814	(203,898)	(5,198,344)	475,762	12,129,470

Proved developed reserves:

December 31, 2005	337,266	8,666,347	(101,180)	(2,599,904)	236,086	6,066,443
December 31, 2006	332,615	9,187,404	(99,784)	(2,756,221)	232,831	6,431,183

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s standardized measure of discounted future net cash flow and changes therein relating to proved oil and gas reserves:

	Amounts as Originally Reported	Restatement Amounts	Amounts as Revised
Future cash inflows	$120,443,178	$(36,132,953)	$84,310,225
Future production costs	(34,803,944)	10,441,183	(24,362,761)
Future development costs	(10,600,000)	3,180,000	(7,420,000)
Future income tax expenses	(21,310,022)	9,986,264	(11,323,758)
Future net cash flows	53,729,212	(12,525,506)	41,203,706
10% annual discount for estimated timing of cash flows	(37,884,483)	7,772,087	(30,112,396)
Standardized measure of discounted future net cash flows	$15,844,729	$(4,753,419)	$11,091,310

Beginning of year	$40,465,328	$(12,139,598)	$28,325,730
Sales of oil and gas, net of production costs	(4,089,371)	3,425,755	(663,616)
Extensions, discoveries, and improved recoveries, less related costs	8,066,343	(2,419,903)	5,646,440
Accretion of discount	4,046,533	(1,213,960)	2,832,573
Net change in sales and transfer prices, net of production costs	(16,549,669)	4,344,066	(12,205,603)
Changes in estimated future development costs	274,187	(82,256)	191,931
Net change in income taxes	9,084,345	(3,961,822)	5,122,523
Changes in production rates (timing and other)	(26,615,420)	7,501,559	(19,113,861)
Revisions of previous quantities	1,162,453	(207,260)	955,193
End of year	$15,844,729	$(4,753,419)	$11,091,310

4.     SUPPLEMENTAL CASH FLOW
The following non-cash transactions were recorded during the years ended December 31,:

	2007	2006
Shares issued for conversion of related party note payable of payables	$20,000	$-
Capital distributions [1]	(257,942)	-
Accrued and unpaid property additions	357,379	30,124
Capitalized asset retirement obligation	55,859	12,087

1 On February 28, 2007 Marion traded its 30% partnership interest in 59 Disposal, for 30% ownership of 59 Disposal’s assets.  Marion later sold its 30% interest in the assets to TR Energy.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Depreciation Methods	Depreciation Period
Equipment	Straight-line	7 Years
Pipeline	Straight-line	15 Years
Buildings	Straight-line	39 Years
Vehicles	Straight-line	5 Years
Office furniture	Straight-line	5 Years
Website	Straight-line	5 Years

6.  LINES-OF-CREDIT

Texas Capital Bank, N.A.
On August 15, 2005, PERC entered into a credit agreement with Texas Capital Bank, N.A. (“TCB”), which established two borrowing facilities for the Company.  On June 15, 2006, PERC amended its credit agreement with TCB to consolidate the two borrowing facilities into one line of credit with a maximum borrowing base of $539,850 and a maturity date of August 1, 2007.  The borrowing base continued to be reduced by $23,000 per month until July 1, 2006 when the reduction was redetermined to be $15,000 per month.  The interest on the outstanding principal amount is the prime rate (8.25% at December 31, 2006) plus 1% payable on the first day of each month.  At December 31, 2006, the balance outstanding was $464,850.  The credit agreement was extended by TCB to December 31, 2007 when it was replaced with a credit agreement with Amegy Bank, N.S.  There was no balance outstanding for the year ended December 31, 2007.

The consolidated line-of-credit was secured by mortgages on 100% of the oil and gas properties utilized in determining the borrowing base, corporate guarantees by PERC and Pegasi Partners, Ltd., and personal guarantees of the individual partners of FSC.  PERC’s loan agreement with TCB contained certain restrictions and covenants, and PERC was in compliance with all such covenants at December 31, 2006.

Amegy Bank, N.A.
On November 28, 2007, PERC entered into a credit agreement with a group of lenders lenders led by Amegy Bank, N.A. (“Amegy”), as administrative agent and as issuing lender.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million and the maturity date is November 28, 2010.  The initial borrowing base under the Agreement is $0 and the initial borrowing base reduction is $0.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of December 31, 2007, these conditions had not been met.

The borrowing base and the monthly borrowing base reduction will be determined using proved reserves and will be redetermined every six months with one additional redetermination possible during the various six month periods between scheduled redeterminations.

At the Company's option, interest is based either (i)  on the prime rate plus the applicable margin not to exceed the highest lawful rate or (ii) on the LIBOR rate applicable to the interest period plus the applicable margin, not to exceed the highest lawful rate.  For base rate loans, interest is due monthly.  For LIBOR loans that are three months or less in maturity, interest is due on the maturity date of such loan.  For LIBOR loans that are in excess of three months, interest is due every three months.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

6.  LINES-OF-CREDIT (continued)

Amegy Bank, N.A. (continued)
The credit agreement imposes certain restrictions on the Company and subsidiaries including, but not limited to, the following:  (i) subject to specific exceptions, incurring additional liens; (ii) subject to specific exceptions, incurring additional debt; (iii) subject to specific exceptions, making certain payments, including cash dividends to stockholders; (iv) subject to specific exceptions, making any loans, advances, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interests in any person or any oil and natural gas properties or activities related to oil and natural gas properties unless with regard to new oil and natural gas properties, such properties are mortgaged to Amegy, as administrative agent; (v) subject to specific exceptions, incurring additional leases; (vi) subject to specific exceptions, entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions; and (vii) subject to specific exceptions, merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property.

The obligation under the credit agreement will be secured by a lien on: (i) all of the mortgaged properties; (ii) accounts receivable, notes receivable, inventory, contract rights, general intangibles and other personal property; (iii) subsidiary equity interests, and (iv) other collateral as provided in the agreement.  In addition, each of our subsidiaries has guaranteed all of our obligations.

7.  LINE-OF-CREDIT, RELATED PARTY

On May 31, 2005, PERC entered into an unsecured revolving line-of-credit with Teton, Ltd. (“Teton”) with a maximum borrowing limit of $6,000,000, bearing interest at 10%.  On May 21, 2007 a “Memorandum of Understanding” was executed to grant Teton the right to convert the outstanding balance on the line-of-credit into shares of PERC’s stock at a fixed conversion price of $1.20 per share.  Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 21, 2008, unless the debt is repaid before such date.  This option will continue in existence as long as any balance remains outstanding on the line-of-credit. The line-of-credit is due on May 31, 2010.  As of December 31, 2007 and 2006 amounts owed on the note were $4,616,214 and $4,516,214, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

8.   NOTES PAYABLE

Notes payable consisted of the following at December 31:

	2007	2006
Note payable of $20,611 to Ford Motor Credit, monthly
installments of $624, including interest at 5.49%,
collateralized by truck, maturing January 10, 2008	$588	$6,641

Note payable of $22,548 to Hibernia Bank, monthly
installments of $442, including interest at 6.59%,
collateralized by truck, maturing November 7, 2010.	13,237	18,372

Total notes payable	13,825	25,013
Less: current portion	4,198	10,905

Total long term (notes payable)	$9,627	$14,108

Year Ended
2008	$4,198
2009	4,785
2010	4,842

Total	$13,825

9.    NOTES PAYABLE – RELATED PARTIES

Notes payable, related parties consisted of the following at December 31:

	2007	2006
Unsecured note payable of $96,941 to Teton, including interest of 10%.
Principal and accrued interest are due in one installment. This note was originally due December 31, 2007 and was extended during 2007
to December 31, 2010.	$96,941	$65,169
Unsecured note payable of $20,000 to Alan Gelfand a director. The
note is due in one installment and matures December 31, 2008.	20,000	-
Unsecured note payable of $18,750 to Teton, including interest of 10%.
Principal and accrued interest are due in one installment. This note was originally due December 31, 2007 and was extended during 2007 to December 31, 2010
	18,750	18,750

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

9.    NOTES PAYABLE – RELATED PARTIES (CONTINUED)

	2007	2006

Unsecured note payable of $164,000 to Teton, including interest of 10%.
Principal and accrued interest are due in one installment. This note was originally due December 31, 2007 and was extended during 2007
to December 31, 2010	164,000	164,000

Total notes payable, related parties	299,691	247,919
Less current portion	20,000	247,919

Notes payable, related parties, less current portion	$279,691	$-

Annual maturities of notes payable subsequent to December 31, 2007 are as follows:

2008	$20,000
2009	-
2010	279,691
2011	-
2012	-

Total	$299,691

10. ASSET RETIREMENT OBLIGATIONS

Pursuant to SFAS No. 143, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $56,000 and $12,000 at December 31, 2007 and 2006, respectively.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 13 wells, and has determined a range of abandonment dates through June 2022.

The following represents a reconciliation of the asset retirement obligations for the years ended December 31, 2007 and 2006:

	2007	2006

Asset retirement obligations at beginning of year	$187,303	$164,956
Asset retirement obligations incurred in the current year	22,533	12,087
Revisions to estimates [1]	33,326	-
Accretion of discount	28,281	10,260
Asset retirement obligations at end of year	$271,443	$187,303

1In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained new bids in 2007 to reevaluate the plugging cost of each of its existing wells from its independent petroleum engineer.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

11.  STOCK-BASED COMPENSATION

The Company has granted stock options to key employees, directors, and consultants as discussed below:

On May 29, 2007, the Company adopted the 2007 Stock Option Plan (the “2007 Plan”) for employees, consultants and such other persons selected by the plan administrator to provide a means to retain the services of such employees and strengthen their incentive to achieve the objectives of the Company and to provide an equity incentive to consultants and other persons to promote the success of the Company.  The 2007 Plan reserves 1,750,000 shares of common stock for issuance by the Company as stock options.

On December 31, 2007, pursuant to the 2007 Plan, the Company issued stock options for 900,000 shares of common stock to various managers and directors, in exchange for certain financial and management consulting services.  Each option entitles the holder to acquire one common share at an exercise price of $1.20.  These options vested immediately upon issuance at December 31, 2007, and are exercisable at any time, in whole or part, until December 31, 2012.

A summary of options granted during the years ended December 31, 2007 and 2006 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2006	-	-
Shares granted	900,000	$1.20
Outstanding at December 31, 2007	900,000	$1.20

The following is a summary of stock options outstanding at December 31, 2007:

Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Lives (Years)	Exerciseable
$1.20	900,000	5	900,000

Based on the Company's stock price of $1.20 at December 31, 2007, the options outstanding had no intrinsic value.

Total options exercisable at December 31, 2007 amounted to 900,000 shares and had a weighted average exercise price of $1.20.  Upon exercise, the Company's issue the full amount of shares exercisable per the term of the options from new shares.  The Company's has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at December 31, 2007and 2006:

		Weighted Average
	Shares	Exercise Price
December 31, 2007	900,000	$1.20
December 31, 2006	-	-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

11.  STOCK-BASED COMPENSATION (CONTINUED)

The Company estimates the fair value of stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB "107").  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.  The following table presents the weighted-average assumptions used for options granted:

Year Ended December 31, 2007

No. of shares	900,000
Risk free interest rate	3.05%
Expected life	5 years
Expected volatility	67.39%

The weighted average grant date fair value of options granted was $0.70 per share at December 31, 2007.  No options were exercised during the year ended December 31, 2007.

The table below summarizes the changes in the Company’s non-vested stock options that occurred during the fiscal years ended December 31, 2007 and 2006.

	Shares	Weighted Average Grant Date Fair Value

Granted	900,000	$0.70
Vested	(900,000)	$0.70

As of December 31, 2007, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements.  The total fair value of the shares vested during the year ended December 31, 2007 was $629,201, with a remaining weighted average contractual term of 5 years.

12.  WARRANTS OUTSTANDING

In December 2007, the Company issued warrants to placement agents to purchase 837,850 shares of common stock, of which 346,850 could be exercised cashlessly and 491,000 exercised at a price of $1.60 per share until December 31, 2012, as part of a securities purchase offering.

Also in December 2007, the Company issued 8,374,482 warrants to purchase 4,187,241 shares of common stock exercisable until December 31, 2012 in connection with a securities purchase agreement.  The warrants have an exercise price of $1.60 per whole share.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

12.  WARRANTS OUTSTANDING (CONTINUED)

A summary of warrants granted during the years ended December 31, 2007 and 2006 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	-	-
Warrants issued	-	-
Warrants exercised	-	-
Outstanding at December 31, 2006	-	-
Warrants issued	9,212,332	$1.49
Warrants exercised	-	-
Outstanding at December 31, 2007	9,212,332	$1.49

13.     INCOME TAXES

PERC is a taxable corporation and the provision (benefit) for federal income taxes related to the operating results of PERC has been included in the accompanying consolidated statements of operations.

FSC and 59 Disposal were previously organized as limited partnerships for federal income tax purposes.   As a result, the partnership income is taxable to the partners rather than the partnerships; accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements for the period prior to the incorporation of the entities.  Both entities became taxable corporations early in 2007, which is reflected in the 2007 provision for federal income taxes.

TR Rodessa was organized as a single member limited liability company, which for federal income tax purposes is treated as a disregarded entity.   As a result, its income is taxable to the individual member in its income tax return; accordingly no provision for income taxes has been recorded in the accompanying consolidated financial statements for TR Rodessa for the period prior to the incorporation.  TR Rodessa became a taxable corporation in early 2007, which is reflected in the 2007 provision for federal income taxes.

The income tax benefit consists of the following:

	2007	2006
Deferred income taxes:
U.S. Federal	$(1,094,578)	$(33,164)
Current income taxes:
State and local	(24,290)	(975)
Total	(1,118,868)	$(34,139)

Income tax expense for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2007	2006

Computed “expected” tax benefit	$356,793	$341,557
Differences created by limited partnerships not taxable at the U.S. federal level	(608,849)	(302,017)
Stock-based compensation	213,929	-
State and local income taxes, net of federal income tax benefit	18,995	4,465
Change in valuation allowances	(646,588)	(78,144)
2007 estimated Texas margin tax expense	(24,290)	-
Income tax expense	$(1,118,868)	$(34,139)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

13.     INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$320,451	$78,144
Deferred interest expense	341,618	-
Liquidity damages	52,765	-
Accretion expense	9,898	-
Depletion carryforward	-	903
Contributions carryforward	-	87
Valuation allowance	(724,732)	(78,144)
Total deferred tax assets	-	990

Deferred tax liabilities:
Oil and gas properties	(1,017,433)	(4,346)
Fixed assets and organization costs	(79,156)	-
Other	(1,345)	-
Total deferred tax liabilities	(1,097,934)	(4,346)

Net deferred tax liability	$(1,097,934)	$(3,356)

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management believes it is more likely than not that the net operating loss carryforwards will not be realized or settled, and accordingly, a valuation allowance has been recorded.  The Company’s net operating loss carryforwards approximates 916,000 andwill expire commencing in 2023.

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.  As the tax base for computing Texas margin tax is derived from gross receipts, the Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.  For purposes of this calculation, the margin tax was estimated to be 1% and is included in the 35% statutory rate used to determine deferred tax expense/benefit.  We have accrued $24,290 for the estimated 2007 margin tax expense.  That amount is reflected in the income tax expense in the accompanying consolidated statement of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

14.    SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Companies are engaged in oil and gas exploration and production, saltwater disposal and pipeline transporation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating Incorporated (POI), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.   TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal owns and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage and also sales the skim oil it separates from the saltwater.  The Companies have identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Companies measure segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006

Business segment revenue:
Oil and gas sales	$891,072	$1,223,622
Condensate and skim oil	343,788	158,133
Transportation and gathering	932,475	1,049,742
Saltwater disposal sales	423,991	406,912
Total revenues	$2,591,326	$2,838,409

Business segment profit (loss):
Oil and gas sales	$529,055	$399,148
Condensate and skim oil	343,788	158,133
Transportation and gathering	(43,644)	(146,615)
Saltwater disposal sales	(20,723)	(383,214)
General corporate	(1,163,305)	(504,662)
Loss from operations	$(354,829)	$(477,210)

	Year Ended December 31,
	2007	2006
Depreciation, depletion, and amortization:
Oil and gas sales	$123,666	$255,942
Transportation and gathering	21,580	21,229
Saltwater disposal sales	54,737	70,036
General corporate	13,282	10,982
Total depreciation, depletion, and amortization	$213,265	$358,189

Capital expenditures:
Oil and gas sales	$1,361,204	$1,295,128
Transportation and gathering	432	4,091
Saltwater disposal sales	48,778	52,241
General corporate	24,238	10,075
Total capital expenditures	$1,434,652	$1,361,535

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

14.    SEGMENT INFORMATION (CONTINUED)

	December 31,
	2007	2006
Business segment assets:
Oil and gas sales	$16,061,652	$6,074,068
Transportation and gathering	322,588	381,960
Saltwater disposal sales	288,699	517,610
General corporate	1,819,304	1,405,679
Total assets	$18,492,243	$8,379,317

15. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and related parties also own interests.  The Company has shown all related party receivables and payables at net in the accompanying consolidated financial statements.  Included in the net amount are the following:

The Company has receivables from several related parties totaling approximately $592,000 and $597,000 at December 31, 2007 and 2006.  There are no specific terms for repayment of the amounts owed and the receivables do not provide for interest.

The Company also has payables from certain related parties totaling approximately $560,000 and $253,000 at   December 31, 2007 and 2006, respectively, which consist of expenses paid by the related parties on behalf of the Company.  Of these payables $49,000 for the year ended 2007 was rent owed to a related party and approximately 258,000 was owed to a related party for the purchase of the 30% minority intrest in 59 Disposal.  In addition, the Company has amounts due from shareholders of $240,000 at December 31, 2007 and 2006.  There are no specific terms for repayment of the amounts owed.

The Company has certain lines-of-credit and notes payable to related parties as discussed in Notes 7 and 9.  During 2007 and 2006, interest expense of approximately $510,000 and $432,000 was recorded in relation to these lines-of-credit and notes payable.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

16. COMMITMENTS AND CONTINGENCIES

Other
Occasionally, the Company is involved in various lawsuits and certain governmental proceedings arising in the normal course of business.  In the opinion of management, the outcome of such matters will not have a materially adverse effect on the consolidated  results of operations or financial position of the Company.  None of our directors, officers, or affiliates, owners of record or beneficially of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Environmental
To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future.  Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues.  The Company is unable to predict whether its future operations will be materially affected by these laws and regulations.  It is believed that legislation and regulations relating to environmental protection will not materially affect the consolidated results of operations of the Company.

Employment Contracts
We have an employment contract with our President and Chief Executive Officer that requires minimum compensation totaling $250,000 annually through December 12, 2010.  Our Executive Vice President has an employment contract through December 12, 2010 that provides for minimum compensation of $225,000 annually.  Our Sr. Vice President and Chief Financial Officer, has an employment contract through December 12, 2010 that provides for minimum compensation of $210,000 annually.

Leases

The Company leases certain office space under non-cancelable operating leases that expire in various years through 2010.  These leases may be renewed for additional periods ranging from one to two years.  Lease expense was approximately $36,000 and $29,000 for the years ended December 31, 2007 and 2006, respectively.

Future lease obligations at December 31, 2007 are as follows:
2008	$31,000
2009	26,000
2010	18,000

Total future obligations	$75,000

Contingent Liabilities

In preparing financial statements at any point in time, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. The Company is involved in actions from time to time, which if determined adversely, could have a material negative impact in on the Company's financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of the Company’s probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed.

Along with the Company's counsel, management monitors developments related to these legal matters and, when appropriate, makes adjustments to recorded liabilities to reflect current facts and circumstances. As of December 31, 2007 management has identified one potential liability related to the registration rights agreement with the investors that provides for the filing of a registration statement for the registration of the shares issued in the offering, as well as the shares issuable upon exercise of the warrants.  If the Company fails to meet the deadline for the effectiveness of the registration statement then the Company will be required to pay liquidated damages of approximately $150,000. The Company is currently undertaking to have the registration statement declared effective within 150 days after the closing of the offering. However, Management believes it is probable that it will fail to meet the effectiveness deadline of  May 11, 2008.  Accordingly an accrual has been made in interest expense.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

17.   RISK CONCENTRATIONS

PERC maintains its deposits primarily in three financial institutions, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation of $100,000.  At December 31, 2007 and 2006, the Company had approximately $353,000 and $311,000 of uninsured deposits, respectively.  During 2007 the Company opened a sweep account in which the balance is invested daily in Federal obligations.  The balance for the sweep account was approximately $8.4 million at December 31, 2007.  The Company has not experienced any losses with respect to uninsured balances.

Three customers accounted for approximately 24%, 23% and 12% of the Company’s total sales for the year ended December 31, 2007.  The same three customers accounted for approximately 19%, 25% and 11%, respectively, of the Company’s total sales for the year ended December 31, 2006.  Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $238,351 and $568,532 in 2007 and 2006, respectively.

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

PEGASI ENERGY RESOURCES CORPORATION

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

Capitalized Costs Relating to Oil and Gas Producing Activities

	2007	2006
Unproved oil and gas properties	$3,330,402	$3,618,814
Proved oil and gas properties	4,970,425	3,264,951
Less accumulated depreciation, depletion, amortization, and valuation allowance	(734,074)	(616,768)
Net capitalized costs	$7,566,753	$6,266,997

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2007 and 2006, as follows:

	2007	2006
Acquisition of proved properties	$15,250	$1,585
Acquisition of unproved properties	248,690	567,104
Development costs	1,047,985	726,439
Asset retirement costs	55,859	12,086

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2007 and 2006:

	2007	2006
Revenues	$891,072	$1,232,148
Production costs	(238,351)	(568,532)
Depletion, depreciation, and valuation provisions	(118,248)	(230,380)
Exploration costs	-	-
Income before income tax expense	534,473	433,236
Income tax expense	(187,066)	(155,965)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$347,407	$277,271

PEGASI ENERGY RESOURCES CORPORATION

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The Company’s proved undeveloped reserves significantly increased due to information gathered during the drilling of two wells.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at December 31, 2005	476,272	11,706,808
Revisions of previous estimates	6,224	565,706
Production	(6,734)	(143,044)
Balance at December 31, 2006	475,762	12,129,470
Revisions of previous estimates	488,542	12,014,558
Production	(4,964)	(92,533)
Balance at December 31, 2007	959,369	24,051,495
Proved developed reserves:
December 31, 2005	236,086	6,066,443
December 31, 2006	232,831	6,431,183
December 31, 2007	278,327	7,307,868

PEGASI ENERGY RESOURCES CORPORATION

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to  Proved Oil and Gas Reserves

The following table, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to SFAS No. 69.  In computing this data, assumptions other than those required by the FASB could produce different results.  Accordingly, the data should not be construed as being representative of the fair market value of the Company’s proved oil and gas reserves.

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2007 and 2006, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2007	2006
Future cash inflows	$210,589,466	$84,310,225
Future production costs	(53,604,461)	(24,362,761)
Future development costs	(17,570,000)	(7,420,000)
Future income tax expenses	(31,776,826)	(11,323,758)
Future net cash flows	107,638,179	41,203,706
10% annual discount for estimated timing of cash flows	(83,789,958)	(30,112,396)
Standardized measure of discounted future net cash flows	$23,848,221	$11,091,310

Beginning of year	$11,091,310	$28,325,730
Sales of oil and gas, net of production costs	(652,721)	(663,616)
Extensions, discoveries, and improved recoveries, less related costs	14,197,781	5,646,440
Accretion of discount	1,109,131	2,832,573
Net change in sales and transfer prices, net of production costs	3,715,324	(12,205,603)
Changes in estimated future development costs	(8,551,341)	191,931
Net change in income taxes	(3,327,912)	5,122,523
Changes in production rates (timing and other)	(10,354,097)	(19,113,861)
Revisions of previous quantities	16,620,745	955,193
End of year	$23,848,221	$11,091,310

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 1, 2008, we notified George Stewart, CPA ("Stewart") that we were dismissing Stewart as our certifying accountant, effective immediately.  The decision to dismiss the accountant was recommended and approved unanimously by our Board of Directors.

During the two fiscal years ended April 30, 2007 and 2006, and any subsequent period through February 1, 2008, (i) there were no disagreements between us and Stewart on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Stewart would have caused Stewart to make reference to the matter in its reports on our financial statements, and (ii) except for Stewart’s report on our financial statements for the years ended April 30, 2007 and 2006 which included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern, Stewart’s reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended April 30, 2007 and 2006 and through February 1, 2008, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

On February 4, 2008, we engaged the firm of Whitley Penn LLP ("Whitley Penn") to serve as our independent registered public accounting firm for the year ended December 31, 2007.  During the two years ended December 31, 2006 and 2005, and through February 4, 2008, we did not consult with Whitley Penn regarding either:

1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to Whitley Penn nor oral advice was provided that Whitley Penn concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A (T).	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Pegasi Energy Resources Corporation is exempt from the requirements of the Exchange Act Rule 13a-15(f) for the fiscal year ended December 31, 2007, due to the December 12, 2007 reverse merger date with Maple Mountain, a publicly traded shell company.  Maple Mountain, however, is not exempt.  The management of Maple Mountain is responsible for establishing and maintaining adequate internal control over financial recorting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

A material weakness in internal control is a significant deficiency or an aggregation of significant deficiencies that preclude the entity’s internal control from providing reasonable assurance that material misstatements in the financial statements will be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions. A significant deficiency is an internal control deficiency in a significance control or an aggregation of such deficiencies that could result in a misstatement of the financial statements that is more than inconsequential.

The management of Pegasi Energy Resources Corporation has assessed the effectiveness of Maple Mountain's internal control over financial reporting as of December 12, 2007, and this assessment identified the following material weakness in the Company’s internal control over financial reporting:

During our assessment several significant internal control deficiencies became evident.  In the aggregate a material weakness resulted from control deficiencies that included no segregation of duties, whistleblower program not in place, the Company did not have an audit committee, and the board of directors did not oversee management’s process for defining responsibilities for key financial reporting roles due to the fact that a member of the board prepared the financial statements.

To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of December 12, 2007 the Company’s internal control over financial reporting was not effective.

This report does not include an attestation report by Whitley Penn, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-KSB.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

There was no material information during the fourth quarter of 2007 not previously reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position	Position Held Since	Director Since/During

MMichael H. Neufeld	58	President, Chief Executive Officer and Director	November 22, 2006	November 22, 2006
William L. Sudderth	65	Executive Vice President, Land	November 22, 2006	n/a
Richard A. Lindermanis	62	Sr. Vice President, Chief Financial Officer, Director	November 22, 2006	November 22, 2006
Alan Gelfand	47	Director	November 22, 2006	November 22, 2006
David J. Moss	37	Director	November 22, 2006	November 22, 2006
___________________

Michael H. Neufeld - President, Chief Executive Officer and Director

Mr. Neufeld has been President and Chief Executive Officer of Pegasi and its predecessors since 2000.  He worked for Pennzoil Company from 1972 to 1976 as a Development Geologist, Exploration Geologist and Senior Geologist working in Pennzoil’s Gulf Coast Division.  He then joined American Resources Company from 1976 to 1977 as Senior Geologist.  In 1977 he joined Hunt Oil Company as Sr. Geologist working in the Texas and Gulf Coast regions. From 1978 to 1981, Mr. Neufeld worked for Croftwood Corporation as Senior Exploration Geologist and Vice-President of Exploration working in the Gulf Coast of Louisiana and Texas.  In 1983 Mr. Neufeld co-founded SMK Energy Corporation ("SMK Energy"), where exploration efforts were concentrated in East Texas, Gulf Coast Louisiana and the Rocky Mountains.  He graduated from Louisiana State University in 1971 with a B.S. Degree in Geology.

Bill L. Sudderth - Executive Vice President

Mr. Sudderth has been an Executive Vice President of Pegasi and its predecessors since 2000.  He began his career at Lone Star Producing Company in 1970 where he worked through 1971.  In late 1971 he joined Midwest Oil Corporation and worked there until 1974, at which point he became an independent landman working the entire continental United States.  In 1981 Mr. Sudderth became a Certified Professional Landman.  In 1983 Mr. Sudderth co-founded SMK Energy, along with Mr. Neufeld, which later merged with Windsor Energy in 1997.  Mr. Sudderth received his B.B.A. Degree from Sam Houston State University in 1970.

Richard A. Lindermanis - Sr. Vice-President, CFO and Director

Mr. Lindermanis has been Senior Vice President of Pegasi and its predecessors since 2000.  He was employed by Amerada Corp. from 1967 to 1971 in Williston, ND and Lafayette, LA as District Land Manager, Gulf Coast.  He joined Louisiana Land & Exploration Co. in 1971 where he was Division Land Manager for the Rocky Mountain Division until 1975.  He then joined Patrick Petroleum Corp. as Western Division Manager in Denver and later moved to Jackson, MS as Executive Vice President responsible for Corporate Development, Exploration and Investor Relations.  In 1979 Mr. Lindermanis co-founded and became Executive Vice President, Director and a major stockholder of Sandefer Oil and Gas in Houston, Texas.  The company grew to have a $100 million drilling and completion budget.  Mr. Lindermanis left the Company in 1986 and since then he has founded several companies.  Mr. Lindermanis graduated from Phillips University in 1967 with a BA in History and Political Science.

Alan Gelfand - Director

Alan Gelfand has been a director since May 2007.  Mr. Gelfand served as a director of American Oil and Gas, Inc. since its inception in December, 2002 until 2007 where he sat on the audit and compensation committee.  Prior to becoming a director of the Company, Mr. Gelfand was a stockbroker from 1987 until December 2002.  He graduated from Simon Fraser University with a Bachelor of Business Administration in 1982.

David J. Moss - Director

David Moss has been a director since May 2007.  Since 2005, Mr. Moss has been a Managing Director and he is co-founder of Aegis Equity, LLC, a corporate finance and strategic advisory firm based in San Diego and Santa Monica, California.  Mr. Moss has founded, funded and taken public various companies in a variety of industries since 1995.  Prior to starting Aegis, Mr. Moss served as Managing Director, Corporate Finance, for Jesup & Lamont Securities, where he advised companies on corporate strategy, financings, and business development.  Prior to Jesup & Lamont, Mr. Moss was Chief Business Officer and V.P. of Corporate Development for a privately-held biotechnology firm.  Previously, Mr. Moss served as Managing Partner at a Seattle-based venture capital firm, The Phoenix Partners.  Mr. Moss holds an MBA from Rice University and a B.A. in Economics from the University of California, San Diego.

Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been duly elected and qualified.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors does not currently have any committees.  All functions ordinarily performed by committees are performed by the board as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were filed late by our directors Alan Gelfand and David Moss, we believe that during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Principal Executive Officers and Senior Financial Officers.

The Board of Directors has adopted a Code of Ethics applicable to the Chief Executive Officer, the Vice President of Finance, as well as all of the senior financial officers. The Code of Ethics of the Company is available, free of charge, on request by writing to the Secretary of the Company.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company’s Chief Executive Officer for the periods indicated. Under the rules of the Securities and Exchange Commission no other individual is required to be included in the table. In accordance with the rules of the Securities and Exchange Commission, this table omits columns that are not relevant.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Stock Awards ($) (d)	Total ($) (e)
Michael Neufeld Chief Executive Officer [1]	2007	$5,208	-	$5,208
	2006	-	-	-

Marvin Wosk President [2]	2007	-	-	-
	2006	-	-	-

 1 Mr. Neufeld became our Chief Executive Officer on December 12, 2007.
  2 Mr. Wosk resigned his position on December 12, 2007.

The employment agreements with each of the Named Executive Officer’s listed in the Management and Board of Directors table in were not tied to specific performance goals or targets for the Company because the Company was a relatively new operating Company at the time each Named Executive Officer’s agreement was negotiated. The Company’s negotiation of the employment agreements was highly dependent on the Company’s cash flow projections and, in fact, the Named Executive Officers waived their salaries through December 14, 2007 due to the delay in closing the stock offering.

The material terms of each Executive Officer’s services agreement or arrangement is as follows:

Each of Michael Neufeld, Bill Sudderth and Richard Lindermanis has entered into an employment agreement with us.  Each of these agreements is substantially similar.

They have a term of three years, commencing May 1, 2007.  Mr. Neufeld will be paid an annual salary of $250,000, Mr. Sudderth $225,000 and Mr. Lindermanis will be paid $210,000.  Each person may be entitled to a bonus at the discretion of the Board of Directors.  Each person may be terminated for cause, which under the terms of the agreements is defined as:

•
The employee having, in the reasonable judgment of the Company, committed an act which if prosecuted and resulting in a conviction would constitute a fraud, embezzlement, or an felonious offense (specifically excepting simple misdemeanors not involving acts of dishonesty and all traffic violations);

•	The employee’s theft, embezzlement, misappropriation of or intentional and malicious infliction of damage to the Company’s property or business opportunity;

•	The employee’s repeated abuse of alcohol, drugs or other substances as determined by an independent medical physician; or

•
The employee’s engagement in gross dereliction of duties, refusal to perform assigned duties consistent with his position, his knowing and willful breach of any material provision of their agreements continuing after written notice from the Company or repeated violation of the Company’s written policies after written notice.

Each of the agreements contains standard non-disclosure and prohibits the employee from competing with the Company in its territory for a period of two years following the termination of employment for any reason.  For purposes of the employment agreement, the territory consists of all land at any time held under lease by Pegasi (or its affiliates) for mineral exploration or development and all surrounding land within two miles from any leased land.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2007, there had been no equity awards made to any of the Named Executive Officers.  In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table.

DIRECTOR COMPENSATION
(During Last Completed Fiscal Year)

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Total ($) (e)
Alan Gelfand	$-	$-	$262,5001	$262,500
David Moss	$-	$-	$262,5001	$262,500

1Fair value of the 375,000 options granted  December 31, 2007 was computed pursuant to SFAS 123R.

During 2007 and 2006, we did not have a formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to continue to receive stock options to purchase shares of common stock as awarded by our board of directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2007 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Michael H. Neufeld (2)	9,279,673	23.7%

William L. Sudderth (3)	9,229,673	23.6%

Richard A. Lindermanis (5)	2,187,500	5.6%

Teton Royalty Ltd. (4)	8,221,845	21.0%

All officers and directors as a group (3 persons)	20,696,846	52.9%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 1, 2008.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.  Beneficial ownership percentage calculations are based on 29,378,482 shares issued and outstanding as of December 31, 2007.

(2)	Includes shares held by Teton Royalty, Ltd. ("Teton") of which Mr. Neufeld is a co-owner, executive officer and director.
(3)	Includes shares held by Teton of which Mr. Sudderth is a co-owner, executive officer and director.
(4)
Includes 3,846,845 shares issuable upon conversion of $4,616,214 principal amount of indebtedness.  Under the terms of a memorandum of understanding between the Company and Teton, Teton has the right to convert that amount at any time at $1.20 per share.

(5)	Consist of shares held by the Lindermanis Family Living Trust of which Mr. Lindermanis is a trustee.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective January 1, 2007, PERC, entered into two separate five-year lease agreements with Marion Swamp Fox L.P. providing for (i) the lease to PERC of 34 acres of storage facilities and (ii) use of office space for lease payments of $750 per month.  In addition, PERC entered into a separate lease for the lease of the 59 Disposal well for a lease payment of $1,500 per month or $0.5 per barrel disposed whichever is greater.  Marion Swamp Fox LP is owned by Messrs. Neufeld, Sudderth and Lindermanis, each an executive officer of the Company.

POI, TR Rodessa, and 59 Disposal, have each executed a promissory note dated May 21, 2007, payable to Teton, an entity owned by Messrs. Neufeld and Sudderth, each an executive officer of Pegasi, in the original principal amount of $5,579,847.  The note evidences the combined total of prior working capital loans Teton made to Pegasi and its subsidiaries over the past two years.  The note accrues interest at eight percent (8%) per annum and is payable in annual payments of interest only until its maturity date of May 31, 2010.    Under the terms of a memorandum of understanding dated May 21, 2007, between the Company and Teton, Teton has the right to convert that amount into shares of common stock at any time at $1.20 per share.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed by Whitley Penn, our independent registered public accounting firm, for the audit of our annual consolidated financial statements and reviews of quarterly financial statements for the fiscal year ended December 31, 2007 are estimated at $77,500.  Other fees to Whitley Penn were approximately $15,000.  The fees for the audit of the annual statements for the fiscal year ended December 31, 2006 totaled $85,349 and were paid to Whitley Penn.  There were no other fees to Whitley Penn in 2006.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Included herein under Item 7.

Index to Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement (1)

3.1	Articles of Incorporation (2)

3.2	Amendment to Articles of Incorporation (3)

3.7	By-Laws (2)

4.1	Form of Warrant (1)

5.1	Legal Opinion of Sichenzia Ross Friedman Ference LLP *

10.1	2007 Stock Option (4)

10.2	Securities Purchase Agreement (5)

10.3	Registration Rights Agreement (5)

10.4	Employment Agreement dated May 1, 2007 between the Company and Michael Neufeld (1)

10.5	Employment Agreement dated May 1, 2007 between the Company and William Sudderth (1)

10.6	Employment Agreement dated May 1, 2007 between the Company and Richard Lindermanis (1)

16.1	Letter from George Stuart, CPA (6)

23.1	Letter of Consent from James E. Smith*
______________________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 18, 2007
(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-134568)
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 29, 2008
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 4, 2007
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed January 28, 2008
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 6, 2008

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date:	April 17, 2008

By:	Michael Neufeld

Michael Neufeld, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pegasi Energy Resources Corporation and in the capacities and on the date indicated.

Name	Title	Date
Michael Neufeld	President, Chief Executive Officer and Director (Principal Executive Officer)	April ___, 2008
Richard Lindermanis	Sr. Vice President, Chief Financial Officer and Director (Chief Financial and Accounting Officer)	April ___, 2008
Alan Gelfand	Director	April ___, 2008
David Moss	Director	April ___, 2008