Form 10-Q
period 2008-03-31
Pegasi Energy Resources Corporation.
filed 2008-05-15
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER: 333-134568

PEGASI ENERGY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-4711443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

218 N. Broadway, Suite 204
Tyler, Texas 75702
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 903- 595-4139

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes El No EJ.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes El No El.

There were 29,375,801 shares of the registrant's common stock outstanding as of May 14, 2008.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2008

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,101,718	$8,935,283
Accounts receivable, trade	248,021	269,400
Accounts receivable, related parties	628,519	592,237
Joint-interest billing receivable, related parties, net	273,139	122,542
Other current assets	54,382	322,110
Total current assets	6,305,779	10,241,572

Property and equipment:
Equipment	666,380	635,090
Pipelines	185,745	185,745
Buildings	28,451	28,451
Vehicles	50,663	50,663
Office furniture	84,965	39,125
Website	15,000	15,000
Total property and equipment	1,031,204	954,074
Less accumulated depreciation	(304,097)	(270,156)
Property and equipment, net	727,107	683,918

Oil and gas properties:
Oil and gas properties, proved	6,425,637	4,750,188
Oil and gas properties, unproved	3,499,070	3,330,402
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	10,144,944	8,300,827
Less accumulated depreciation and depletion	(760,166)	(734,074)
Oil and gas properties, net	9,384,778	7,566,753

Total assets	$16,417,664	$18,492,243

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$798,293	$977,757
Accounts payable, related parties	545,755	560,095
Revenuepayable	189,861	178,114
Interest payable	1,100,503	1,003,105
Other payables	92,135	57,842
Joint-interest deposits, related party	359,849	849,619
Line-of-credit, related party	3,616,214	4,616,214
Current portion of notes payable	3,937	4,198
Current portion of notes payable, related parties	-	20,000
Total current liabilities	6,706,547	8,266,944

Notes payable	8,193	9,627
Notes payable, related parties	279,691	279,691
Deferred income taxes	1,143,293	1,097,934
Asset retirement obligations	275,452	271,443

Total liabilities	8,413,176	9,925,639

Commitments and contingencies	301,512	150,756

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized and 29,375,801 and 29,378,482 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	29,376	29,378
Additional paid-in capital	11,957,528	11,964,136
Accumulated deficit	(4,283,928)	(3,577,666)
Total stockholders' equity	7,702,976	8,415,848

Total liabilities and stockholders' equity	$16,417,664	$18,492,243

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenues:
Oil and gas	$230,348	$272,415
Condensate and skim oil	44,584	76,060
Transportation and gathering	244,876	263,763
Saltwater disposal income	68,559	182,888
Total revenues	588,367	795,126

Operating expenses:
Lease operating expenses	25,295	56,868
Saltwater disposal expenses	67,483	183,722
Pipeline operating expenses	49,541	37,475
Cost of gas purchased for resale	212,695	218,260
Depletion and depreciation	60,034	73,869
General and administrative	640,540	121,032
Total operating expenses	1,055,588	691,226
Income (loss) from operations	(467,221)	103,900

Other income (expenses):
Interest income	47,558	548
Interest expense	(97,398)	(124,736)
Contingent loss	(150,756)	-
Other income	6,914	-
Total other expenses	(193,682)	(124,188)

Loss before income tax (expense) benefit	(660,903)	(20,288)

Income tax (expense) benefit	(45,359)	5,533
Net loss	$(706,262)	$(14,755)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average shares outstanding	29,373,674	3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(706,262)	$(14,755)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and depreciation	60,034	73,869
Accretion of discount on asset retirement obligations	4,009	2,810
Deferred income taxes	45,359	(5,533
Contingent loss	150,756	-
Changes in operating assets and liabilities:
Accounts receivable, trade	21,379	(44,999)
Accounts receivable, related parties	(36,282)	26,046
Joint-interest billing receivable, related parties, net	(150,597)	42,410
Other current assets	267,728	(154,953
Accounts payable	(179,464)	11,161
Accounts payable, related parties	(14,340)	7,078
Revenue payable	11,747	16,688
Interest payable	97,398	113,739
Other payables	34,293	4,377
Joint -interest deposits, related parties	(489,770)	-
Net cash provided by (used in) operating activities	(884,012)	77,938

Investing Activities
Purchases of property and equipment	(77,130)	(28,924)
Purchases of oil and gas properties	(1,844,118)	(96,442)
Net cash used in investing activities	(1,921,248)	(125,366)

Financing Activities
Capital contributions	-	39,759
Net payments on lines-of-credit	-	(45,000)
Advances on line-of-credit, related party	-	100,000
Payments on line-of-credit, related party	(1,000,000)	-
Payments on notes payable	(1,695)	(2,193)
Proceeds from borrowings on notes payable, related party		52,625
Payments on notes payable, related party	(20,000)	(3,477)
Payments for cancelled shares of common stock[1]	(6,610)	-
Net cash provided by (used in) financing activities	(1,028,305)	141,714

Net increase (decrease) in cash and cash equivalents	(3,833,565)	94,286
Cash and cash equivalents at beginning of period	8,935,283	359,007
Cash and cash equivalents at end of period	$5,101,718	$453,293
Supplemental Disclosure of Cash Flow Information
Cash paid during the three months for interest	$-	$10,997
12,681 net shares of common stock were cancelled by investors in the three months ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

1. NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC” or the “Company”) is engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region. The Company's business strategy, which it designated as the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2007, and notes thereto, which are included in the Company’s annual report on Form 1 0-KSB filed with the SEC on April 21, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s 2007 annual consolidated financial statements have been omitted.

b) New Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, was issued by the Financial Accounting Standards Board (“FASB”) in September 2006. SFAS No. 157 defines fair values, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 also applies to other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

On July 13, 2006, the FASB released Financial Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109. FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions. The Company adopted FIN 48 effective January 1, 2007, and such adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

b) New Accounting Pronouncements (Continued)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008 and the adoption had no effect on the Company's on its consolidated financial position, results of operations, or cash flows.

SFAS No. 141R (revised 2007), Business Combinations, amends SFAS No. 141, Business Combinations, by requiring an acquirer to recognize: (i) the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date, (ii) a gain attributable to any “negative goodwill” in a bargain purchase, and (iii) an expense related to acquisition costs. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial position or results of operations.

3. SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation. Pegasi Operating Incorporated (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations. TR Rodessa, Inc. ("TR Rodessa") operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold. 59 Disposal, Inc. ("59 Disposal")  owns and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage and also sales the skim oil it separates from the saltwater. Management has identified such segments based on management responsibility and the nature of their products, services, and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Business segment assets are those assets controlled by each reportable segment. The following table sets forth certain information about the financial information of each segment for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007:

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

3. SEGMENT INFORMATION (CONTINUED)

	Three Months Ended March 31,
	2008	2007
Business segment revenue:
Oil and gas	$230,348	$272,415
Condensate and skim oil	44,584	76,060
Transportation and gathering	244,876	263,763
Saltwater disposal income	68,559	182,888
Total revenues	$588,367	$795,126

Business segment profit (loss):
Oil and gas	$63,394	$(23,561)
Condensate and skim oil	44,584	76,060
Transportation and gathering	(26,564)	174,995
Saltwater disposal	(31,253)	(21,622)
General corporate	(517,382)	(101,972)
Income (loss) from operations	$(467,221)	$103,900

Depreciation and depletion:
Oil and gas	$27,299	$52,278
Transportation and gathering	5,383	5,395
Saltwater disposal	20,250	13,263
General corporate	7,102	2,933
Total depreciation and depletion	$60,034	$73,869

Capital expenditures:
Oil and gas	$1,844,117	$96,442
Transportation and gathering	30,010	432
Saltwater disposal	1,280	28,492
General corporate	45,840	-
Total capital expenditures	$1,921,247	$125,366

	March 31, 2008	December 31, 2007
Business segment assets:
Oil and gas	$14,152,705	$16,061,652
Transportation and gathering	483,465	322,588
Saltwater disposal	552,840	288,699
General corporate	1,228,654	1,819,304
Total assets	$16,417,664	$18,492,243

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

4. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to recorded liabilities to reflect current facts and circumstances. Management has recorded a liability related to the registration rights agreement with the investors that provides for the filing of a registration statement for the registration of the shares issued in the offering, as well as the shares issuable upon exercise of related warrants. The Company will likely fail to meet the deadline for the effectiveness of the registration statement (150 days after the closing of the offering) and therefore will be required to pay liquidated damages of approximately $150,000 on the first day of effectiveness failure, or May 18, 2008. An additional $150,000 penalty will be required to be paid by the Company every thirty days thereafter, pro rated for periods totaling less than thirty days, until effectiveness failure is cured. The Company is currently in the process of extending the effectiveness deadline by 60 days and it expects to get the consent from the inveestors. The Company is currently undertaking to have the registration statement declared effective as soon as possible. Accordingly, management made an accrual of approximately $150,000 at December 31, 2007. At March 31, 2008, management reevaluated the status of the registration statement and determined the recognition of an additional approximate $150,000 liability related to liquidated damages appropriate. The damages are reflected as a contingent loss in the consolidated statement of operations for the three months ended March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this quarterly report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this quarterly report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2. Our ability to generate customer demand for our services;
3. The intensity of competition; and
4. General economic conditions.

All written and oral forward-looking statements made in connection with this quarterly report that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

PERC’s Cornerstone Project (“Cornerstone Project” or "CP") is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area. PERC intends to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting its contiguous acreage position through utilization of “best in class” drilling, (i.e. using the latest drilling techniques available and seismic technology). The Company and its management team believe that we are uniquely familiar with the history and geology of the CP area based on our collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the CP area over the previous 28 years. The Company believes implementing its drilling strategy and using new drilling and completion techniques will enable it to find significant gas and oil reserves in the CP area.

The Company conducts its main exploration and production operations through its wholly-owned subsidiary, POI. PERC conducts additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa and (ii) 59 Disposal.

Company Overview (Continued)

TR Rodessa operates a 40-mile natural gas pipeline and gathering system which is currently being used by PERC to transport its hydrocarbons to market. Excess capacity on this system is used to transport third-party hydrocarbons. TR Rodessa will expand the capacity of its system through the construction of new pipelines in 2008.

59 Disposal owns and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.

On December 12, 2007, Maple Mountain, Inc. ("Maple Mountain", a publicly traded shell company) entered into a Share Exchange Agreement (the “Share Exchange”) with each of the shareholders of PERC pursuant to which Maple Mountain purchased from PERC’s shareholders all issued and outstanding shares of our common stock in consideration for the issuance of 17,500,000 shares of Maple Mountain’s common stock.

The Share Exchange resulted in a change in control of the Company with the shareholders owning 17,500,000 shares of common stock of the Company out of a total of 21,000,000 issued and outstanding shares, after giving effect to the Share Exchange . Also, the shareholders were elected to our board of directors and appointed as our executive officers. As a result of the Share Exchange , (i) PERC became the wholly-owned subsidiary of Maple Mountain and (ii) Maple Mountain succeeded to the business of PERC as its sole business. Effective January 23, 2008, Maple Mountain changed its name to Pegasi Energy Resources Corporation. The Share E xchange was accounted for as a reverse merger. Accordingly,the historical financial results reported herein are those of PERC.

Critical Accounting Policies

PERC’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-ofproduction method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized.

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

Critical Accounting Policies (Continued)

Abandonment of properties is recognized as an expense in the period of abandonment and accounted for as an adjustment of capitalized costs.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operating results of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Liquidity and Capital Resources

Summary
The Company ended the first quarter of 2008 with $5.1 million in cash and cash equivalents, compared to $8.9 million at December 31, 2007. The decrease in cash and cash equivalents is related to drilling and completion work performed on the Harris #2 and Childress #2 wells in January 2008 and February 2008, respectively, purchases of lease and well equipment and oil and gas properties, a payment made on the Company’s line-of-credit with Teton, Inc., a related party, and payments made on operating liabilities.

Cash Flows
The following table summarizes the Company’s cash flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Total cash provided by (used in):
Operating activites	$(884,012)	$77,938
Investing activities	(1,921,248)	(125,366)
Financing activities	(1,028,305)	141,714
Increase (decrease) in cash and equivalents	$(3,833,565)	$94,286

Cash used in operating activities in the first three months of 2008 totaled $(884,012), compared to $77,938 provided by operating activities in the first three months of 2007. The change is primarily due to an increase in cash used by changes in connection with operating assets and liabilities, and by an increase in the net loss. The net loss was $(706,262) in the first three months of 2008, an increase from $(14,755) in the first three months of 2007. The changes in operating assets and liabilities are primarily due to changes in related party joint-interest deposits payable.

Cash used in investing activities in the first three months of 2008 was $(1 ,92 1,248), compared to $(125,366) in the first three months of 2007. The change is due primarily to increased drilling activities in the first three months of 2008, compared to the first three months of 2007. Drilling and completion of the Harris #2 and Childress #2 wells was finished in January 2008 and February 2008, respectively. The Company also spent significantly more on lease and well equipment and leasehold costs in the first three months of 2008, compared to the first three months of 2007. Finally, property and equipment purchases were $48,206 more in the first three months of 2008 than in the first three months of 2007.

Liquidity and Capital Resources (Continued)

Cash used in financing activities in the first three months of 2008 totaled $(1 ,028,305), compared to $141,714 provided by financing activities in the first three months of 2007. This change is due primarily to the payment of $1,000,000 on a related party line-of-credit in the first three months of 2008.

Sources ofLiquidity
The Company’s most significant source of liquidity continues to be the funds generated in the public offering in December 2007. The Company believes that the proceeds from the offering will be sufficient to finance its operations for the reminder of 2008. However, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

The Company plans to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. As previously disclosed in the Company’s annual report, PERC entered into a credit agreement with lenders led by Amegy Bank, N.A in November 2007. Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement. Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date. As of March 31, 2008, the Company has not drawn any funds on the line-of-credit, but may choose to do so in the future.

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

●
Develop the Cornerstone Project in East Texas through an aggressive drilling program. PERC will focus its near-term efforts on development drilling on existing acreage. We expect this drilling program to increase our proved reserve and cash flow profile.

●
Apply management expertise in the CP area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production. We plan to maximize the present value of our vertical wells by utilizing a “Sawtooth” production technique. This technique is characterized by sequentially completing multiple geologic horizons in a single wellbore in order to maximize well economics. PERC will also implement the latest drilling, fracturing, and completion techniques to develop its properties including horizontal drilling. These horizontal wells will primarily target the Bossier formation and our management expects these wells to yield significantly higher hydrocarbon flow rates than the Company’s vertical wells.

●
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

●
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

The Company’s oil and gas assets are located in Cass and Marion counties in northeast Texas. As of March 31, 2008, the Company operated nine wells. The Harris #2 well was spudded in December of 2007 and drilling was completed in January 2008. The Childress #2 well was spudded in January 2008 and drilling completed in February 2008. Both wells were logged to total depth and production casing set. Pipeline connection to both wells is about 95% complete.

Evaluation of the wells in order to determine the appropriate completion procedures is under way. Completion activities are expected to be completed in the second quarter of 2008. As of March 31, 2008 the Company held leases on approximately 18,000 gross acres with the Company owning approximately 13,000 net acres. The Company has an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In addition to the operating of the wells the Company owns approximately 40 miles of natural gas pipeline as well as a saltwater and drilling fluid disposal system. The pipeline system is being extended to connect to the Harris #2 and the Childress #2 prior to completions attempts. Additional work is being conducted on the pipeline to enhance transportation of third-party gas.

Results of Operations

Summarized Results of Operations
	2008	2007	Increase (Decrease)
Total revenues	$588,367	$795,126	$(206,759)
Total operating expenses	1,055,588	691,226	364,362
Income (loss) from operations	(467,221)	103,900	(571,121)
Total other expenses	193,682	124,188	69,494
Loss before income tax expense (benefit)	(660,903)	(20,288)	(640,615)
Income tax (expense) benefit	(45,359)	5,533	(50,892)
Net loss	(706,262)	(14,755)	(691,507)

Results of Operations - Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Total revenues for the three months ended March 31, 2008 totaled $588,367, compared to $795,126 for the three months ended March 31, 2007. Production revenues of oil and gas decreased $42,067 in the first three months of 2008 compared to the first three months of 2007. Oil and gas production revenues declined due to a decrease in gas production of over 50%, primarily due to problems with one well. The Company also experienced a normal decline in production from the other wells, both oil and gas. Overall, actual oil and gas production declined approximately 15%, but was partially offset by an increase in natural gas prices of about 27% and oil prices of about 61%. Remedial procedures are currently in process on the problem well. Condensate and skim oil sales decreased $31,476 in the first three months of 2008 compared to the first three months of 2007. Transportation and gathering revenue decreased $18,887 in the first three months of 2008, compared to the first three months due to an overall decline in gas produced by third-party operators in the area during that time period. Saltwater disposal income decreased by $114,329 in the first three months of 2008 compared to the first three months of 2007. Disposal revenues declined due partially to a slow down in drilling activity in the area during January and February 2008, which resulted in a significant decrease in the amount of flowback water delivered to the disposal system. Drilling activity and the resulting delivery of flowback water increased to near average historical levels in March 2008. In addition to the drilling slowdown, many of 59 Disposal’s customers have opened their own non-commercial disposal systems, and therefore no longer require outside disposal services. This is a growing trend for hauling companies in the area, and could continue to impact disposal revenues.

Total operating expenses for the first three months of 2008 were $1,055,588, compared to $691,226 in the first three months of 2007. General and administrative expenses increased $519,508 in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due primarily to increased legal, accounting and regulatory filing expenses incurred as a result of the Company going public in late 2007. Payroll expenses also increased significantly in 2008 compared to 2007. The current officer employment agreements were executed on May 1, 2007 and in the first three months of 2007 PERC did not pay officer salaries. Saltwater disposal expenses were $67,483 in the first three months of 2008, compared to $183,722 in the first three months of 2007. This decrease in disposal expenses is directly related to the decline in disposal income.

Total other expenses for the three months ended March 31, 2008 were $193,682, compared to $124,188 for the three months ended March 31, 2007. In the first three months of 2008 the Company recognized $47,558 in interest income, primarily from its interest bearing bank accounts. In the first three months of 2007 the Company did not have interest bearing bank accounts. The Company also recognized a contingent loss of $150,756 in the first three months of 2008 related to the registration rights agreement entered into with the Company’s investors. See note 4 in the notes to consolidated financial statements within in this quarterly report for further details.

In the first three months of 2008 the Company recognized deferred income tax expense totaling $45,359 and recognized an income tax benefit of $5,533 in the first three months of 2007. The $50,892 difference is a result of FSC, 59 Disposal, and TR Rodessa converting from partnerships to taxable corporations in the second quarter of 2007 and represents temporary differences primarily created by oil and gas properties and fixed assets.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 4T. Controls and Procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d - 15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Specifically, in the course of responding to comments issued by the Securities and Exchange Commission on our registration statement, a number of accounting issues were brought to our attention that needed to be addressed. As this occurred during the audit of our 2007 financial statements, our annual report on Form 10-K for the year ended December 31, 2007 was filed late. We are currently in the process of evaluating how we may improve our disclosure controls and procedures by the end of 2008. However, there can be no assurance that management will be successful in the remediation of all control and procedure deficiencies.

There was no change in our internal controls or in other factors that could affect these controls during the first fiscal quarter of 2008 that has materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, we were not involved as litigants in any legal proceedings. We have however received an inquiry from a court regarding the assets of one of our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 *	Certification of Chief Executive Officer required by Rule 1 3a-14(a) or Rule 1 5d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 1 3a-14(a) or Rule 1 5d-14(a)

32.1 *	Certification of Chief Executive Officer required by Rule 1 3a-14(b) or Rule 1 5d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Chief Financial Officer required by Rule 1 3a-14(b) or Rule 1 5d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: May 15, 2008	By:	/s/ Michael Neufeld
Michael Neufeld
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Richard Lindermanis
Richard Lindermanis
Chief Financial Officer