Form 10KSB/A
period 2007-12-31
Pegasi Energy Resources Corporation.
filed 2008-08-07
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/ A

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

PRELIMINARY NOTE

This amendment to the Annual Report on Form 10-KSB of Pegasi Energy Resources Corporation is being filed for the purpose of making revisions in the sections included herein in response to comments issued by the Securities and Exchange Commission.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements and information relating to Pegasi Energy Resources Corporation, (“Pegasi” or “the Company”).  Pegasi intends to identify forward-looking statements in this  annual report  by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

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

PERC

PERC is the successor entity to First Southern Crown Ltd. ("FSC"), a Texas limited partnership formed in December 2002.  Prior to the formation of FSC, PERC’s principals spent over three years and invested over $3.5 million in equity for data harvesting, prospect evaluation and acreage acquisitions for the Cornerstone Project.  These assets were assigned to FSC by TR Energy, Inc. ("TR Energy"), which was incorporated in 1999 by Mike Neufeld and William Sudderth, Pegasi’s principal shareholders.  Operations from December 2002 to December 2004 were funded by Mr. Neufeld, Mr. Sudderth and by a $15 million mezzanine financing.  Approximately $7.5 million was drawn down from the mezzanine facility and used for drilling an initial five wells.  In December 2004, FSC sold a thirty percent (30%) interest in all of its production, acreage position, pipeline and a thirty percent (30%) partnership interest in 59 Disposal, LP (“59 Disposal”) to Marion Energy Limited ("Marion"), an entity publicly traded on the Australian stock exchange ("ASE.ax").  Proceeds from the sale amounted to $10 million and were used to repay the mezzanine facility and residual interest.  In February 2007, Marion traded its 30% partnership interest in 59 Disposal for 30% ownership in 59 Disposal’s assets.   This transaction resulted in an increase in accounts payable, related parties of approximately $258,000 in the Company’s December 31, 2007 consolidated balance sheet and a distribution of Marion’s total partnership capital invested in 59 Disposal, which also approximated $258,000 .   The distribution is reflected in the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2007.   Marion later sold its 30% interest in 59 Disposal’s assets, its production interest, acreage position, and its pipeline interest to TR Energy.

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

Other Operations

PERC conducts its main exploration and production operations through its wholly-owned subsidiary, Pegasi Operating, Inc. (“POI”).  It conducts additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa, L.L.C. (“TR Rodessa”), and (ii) 59 Disposal.

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

•
Apply management expertise in the CP area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production .  PERC plans to maximize the present value of our vertical wells by utilizing a “Sawtooth” production technique.  This technique is characterized by sequentially completing multiple geologic horizons in a single wellbore in order to maximize well economics (see “ Business - Well Economic ” for further description).  PERC will also implement the latest drilling, fracturing and completion techniques to develop its properties including horizontal drilling.  These horizontal wells will primarily target the Bossier formation and our management expects these wells to yield significantly higher hydrocarbon flow rates than the Company’s vertical wells.

•
Continue to lease underdeveloped acreage in the Cornerstone Project area .  PERC intends to use our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage   It intends to target acreage with exploitation and technology upside within the Cornerstone Project area.  Most properties in the CP area are held by smaller independent companies that lack the resources to exploit them to the fullest extent.  PERC intends to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement PERC’s existing substantial acreage position in the area and provide the Company with significant additional drilling inventory.

•
Maintain a conservative and flexible financial strategy .  PERC intends to continue to focus on maintaining a low level of corporate overhead expense in addition to continued utilization of outsourcing, when appropriate, to maximize cash flow.  PERC believes this internally-generated cash flow, coupled with reserve-based debt financing when appropriate, will provide the optimal capital structure to fund our future drilling activity.

Well Economics

Pegasi plans to initially drill vertical wells to approximately 10,500 feet targeting the lower Cotton Valley formation (primarily gas).  The estimated future development cost expected to be incurred relative to the proved reserves in this formation totals approximately $ 4.2 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by SFAS No. 69.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in this formation include 1.9 bcf and 0.07 MMBO of proved undeveloped reserves, and 0.6 bcf and 0.007 MMBO proved producing reserves.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery.   Management uses this ratio, with the commodity price factored in, to determine the viability of drilling a well.  The limitation of this measure is that it is based on estimates that are inherently imprecise.  The manner in which we have calculated the finding and development costs may differ from how other companies calculate a like measure .  Pegasi estimates the well economics of drilling a lower Cotton Valley well on its acreage as seen below.

Cotton Valley Vertical Well Economics
Estimated Future Development Costs ~$ 4.2 mil	Estimated Ultimate Recovery: ~ 2.3 bcfe
Finding and Development Costs: ~$ 1.82 / mcfe	% Gas: ~ 82%

In order to maximize its rate of return on its vertical wells, Pegasi plans on implementing a “Sawtooth” production technique.  Under this technique, PERC will drill and complete multiple geologic horizons in a sequential manner as described below.

•	Pegasi will initially complete and produce the lower Cotton Valley pay zone (~10,500 ft.);

•
After producing the lower Cotton Valley zone for a period of time, Pegasi will move uphole to recomplete the upper Cotton Valley (~8,200 ft.), Travis Peak Zone (~7,500 ft.) and/or Pettit Zone (~6,500 ft.);

•	After producing the upper Cotton Valley , Travis Peak and/or Pettit Zones for a period of time, Pegasi will co-mingle all zones and produce through the end of the wells’ lives.

The estimated future development costs expected to be incurred relative to the proved reserves in upper Cotton Valley , Travis Peak, Pettit and co-mingled formations total approximately $4 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by SFAS No . 69.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in these formations include 3.8 bcf and . 17 MMBO of proved undeveloped reserves, 5.2 bcf and 0.18 MMBO of proved behind pipe reserves, and 0.14 bcf and 0.03 MMBO of proved producing reserves.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery.  Management uses this ratio, with the commodity price factored in, to determine the viability of drilling a well.  The limitation of this measure is that it is based on estimates that are inherently imprecise.  The manner in which we have calculated the finding and development costs may differ from how other companies calculate a like measure.  The production technique is expected to result in improved well economics as indicated below.

Sawtooth Vertical Well Economics
Estimated Future Development Costs ~$ 4 mil	Estimated Ultimate Recovery: ~ 11.1 bcfe
Finding and Development Costs: ~$ 0.36 / mcfe	% Gas: ~ 81%

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two years ended December 31.

	2007	2006
Production
Average sales price per mcf	$5.96	$5.60
Average sales price per bbl	$68.42	$63.95
Average production cost per mcfe	$1.95	$3.10
Net oil production (barrels)	4,964	6,734
Net gas production (mcf)	92,533	143,044
Productive wells – oil
Gross	2	1
Net	1	1
Productive wells – gas
Gross	5	4
Net	4	3
Developed acreage
Gross acreage	1,387	1,387
Net acreage	1,387	1,387
Undeveloped acreage
Gross	17,090	17,090
Net	11,722	11,722
Drilling activity
Net productive exploratory wells drilled	-	-
Net dry exploratory wells drilled	-	-

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

U.S. Environmental Protection Agency . U.S. Environmental Protection Agency regulations address the disposal of crude oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes.  The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected  underground,  crude oil and  natural gas wastes are  regulated  by the Underground  Injection  Control  program under the Safe  Drinking  Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed of at an approved hazardous waste facility.  We have coverage under the applicable Clean Water Act permitting requirements for discharges associated with exploration and development activities.

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

Naturally Occurring Radioactive Materials ("NORM") .  NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry.  NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Texas.

Abandonment Costs . All of our crude oil and natural gas wells will require proper plugging and abandonment when they are no longer producing. We post bonds with most regulatory agencies to ensure compliance with our plugging responsibility.  Plugging and abandonment operations and associated reclamation of the surface production site are important components of our environmental management system.  We plan accordingly for the ultimate disposition of properties that are no longer producing.

Competition

We operate in a highly competitive environment.  The principal  resources necessary for the  exploration  and  production of natural gas and crude oil are leasehold  prospects  under  which  natural  gas and crude oil  reserves  may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable  personnel  to conduct  all  phases of  natural  gas and crude oil operations.  We must compete for such resources with both major natural gas and crude oil companies and independent operators.  Many of these competitors have financial and other resources substantially greater than ours.  Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such operating and financial resources will be available to us.

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

During the year ended December 31, 2007, we incurred a net loss of $ 2,182,317 .  We may continue to incur losses for at least the next 12 months.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

Our lack of diversification will increase the risk of an investment in Pegasi, and our financial condition and results of operations may deteriorate if we fail to d i versify .

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

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Texas alone will not alone be sufficient to fund our operations or planned growth.  We will require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs.  We may be unable to obtain additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  Although we expect that the proceeds of approximately $10,070,000 ( $8,673,000 net )  from our recent Offering together with cash flow from operations will be sufficient for the next 12 months, unforeseen circumstances and business setbacks may force us to raise additional funds.  Our inability to raise additional funds when required may have a negative impact on our operations and financial results.

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

Each holder of common stock is entitled to receive ratable dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of the date of this annual report , we have not paid any dividends on our common stock, and none are contemplated in the foreseeable future. We anticipate that all earnings that may be generated from our operations will be used to finance our growth.

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

Forward Looking Statements

Some of the statements contained in this  annual report  that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Gas imbalances are accounted for using the sales method.  Under this method revenues are recognized based on actual volumes of oil and gas sold to purchasers .    However, the Company has no history of significant gas imbalances.

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

 Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Summarized Statements of Operations

	2007	2006	Increase(Decrease)
Oil and Gas Revenues	891,072	1,223,622	(332,550)

Condensate and Skim Oil	343,788	158,133	185,655

Transportation and Gathering	932,475	1,049,742	(117,267)

Saltwater Disposal Income	423,991	406,912	17,079

Total Operating Expenses	2,960,214	3,315,619	(355,405)

Loss from Operations	(368,888)	(477,210)	108,322

Other Expense	694,561	351,400	343,161

Loss before Income Tax Expense	(1,063,449)	(828,610)	(234,839)

Income Tax Expense	(1,118,868)	(34,139)	1,084,729

Net Loss	(2,182,317)	(862,749)	1,319,568

Total revenues for the year ended December 31, 2007 of $2,591,326 decreased $247,083 from the year ended December 31, 2006.  During 2007, oil and gas revenues decreased by $332,550, primarily due to normal depletion. Transportation and gathering revenues represent the sale of gas purchased from other operators.  The cost of this gas was $776,573 in 2007 and $863,097 in 2006.  Due to a lack of available capital no new wells were drilled in 2007, except for the spudding of the Harris #2.  In 2007 saltwater disposal revenue increased by $17,079.  Total operating expenses decreased by $ 355,405. The largest portion of the decline in other operating expenses results from saltwater disposal expenses decreasing by $330,113.  This is primarily due to the efficiencies gained during the start up process.  Other expenses increased by $ 343,161.   Of this increase, $150,756 results from the accrual of liquidated damages, which are payable due to the Company failing to make its registration statement effective by May 11, 2008.  Management decided to make the accrual due to the probability that the Company would not meet this deadline.  Income tax expense increased by $1,084,729 primarily as a result of the recognition of temporary differences created as a result of incorporation of 59 Disposal, PERC and TR Rodessa.

Summary Balance Sheets

	2007	2006	Increase(Decrease)
Current Assets
Cash and cash equivalents	8,935,283	359,007	8,576,276
Accounts receivable, trade	269,400	300,962	(31,562)
Accounts receivable, related parties	106,926	111,566	(4,640)
Joint interest billing receivable, related party	122,542	76,279	46,263
Other current assets	322,110	52,328	269,782

Total Current Assets	9,756,261	900,142	8,856,119

Net property, plant, and equipment	683,918	706,427	(25,509)

Net oil and gas properties	7,552,694	6,266,997	1,285,697

Investment in partnerships	-	20,440	(20,440)

Total Assets	17,992,873	7,894,006	10,098,867

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	977,757	485,071	492,686
Accounts payable, related parties	560,095	252,662	307,433
Revenue payable	178,114	193,814	(15,700)
Interest payable	1,003,105	516,096	487,009
Liquidating damages payable	150,756	-	150,756
Other payables	57,842	5,886	51,956
Joint interest deposits, related party	849,619	-	849,619
Lines of credit	-	464,850	(464,850)
Lines of credit, related party	4,616,214	4,516,214	100,000
Current portion of notes payable	4,198	10,905	(6,707)
Current portion, notes payable, related party	20,000	247,919	(227,919)

Total Current Liabilities	8,417,700	6,693,417	1,724,283

Notes payable	9,627	14,108	(4,481)

Notes payable, related parties	279,691	-	279,691

Deferred tax liability	1,097,034	3,356	1,094,578

Asset retirement obligation	271,443	187,303	84,140

Minority interest liability	-	165,581	(165,581)

Total Liabilities	10,076,395	7,063,765	3,012,630

Stockholders' Equity
Common stock	29,378	3,500	25,878
Additional paid-in capital	11,206,945	1,964,269	9,242,676
Accumulated deficit	(3,319,845)	(1,137,528)	(2,182,317)

Total Stockholders' Equity	7,916,478	830,241	7,086,237

Total Liabilities and Stockholders’ Equity	17,992,873	7,894,006	10,098,867

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

From December 31, 2006 to December 31, 2007 oil and gas properties increased by $ 1,285,697 which reflects acquisition and development costs related to the Cornerstone Project.

Accounts payable increased by $ 492,686 which is attributable to costs associated with year-end drilling activity. Related party payables increased by $307,433 from December 31, 2006 to December 31, 2007.  This is primarily due to credits given to TR Energy in connection with their acquisition of Marion’s interest in 59 Disposal.  The credits amounted to $258,270 and reflect the balance of personal property assets owned by 59 Disposal at the time of the transfer.  Also, $40,163 of the increase is attributable to amounts accrued to Marion Swamp Fox L.P. (“Marion Swamp Fox”) for rent on the Jefferson, Texas facility.

During 2007 interest payable increased by $487,009.  This amount is an accrual for interest owed on the credit line note to Teton Royalty Ltd.

Joint interest deposits, related party increased $849,619 which is the result from prepayments from TR Energy related to the wells that were planned at the end of 2007.

The liquidating damages payable of $150,756 is related to an accrual for a registration penalty in connection with the offering that was made during 2007.

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

Summary of Cash Flows

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash provided by operating activities	$1,246,104	$303,029
Cash used in investing activities	(1,077,276)	(1,289,368)
Cash provided by financing activities	8,407,448	810,269
Increase (decrease) in cash and cash equivalents	8,576,276	(175,770)
Cash and cash equivalents at beginning of year	359,007	534,777
Cash and cash equivalents at end of year	$8,935,283	$359,007

Net cash provided by (used in) operating activities for the years ended December 31, 2007 and 2006 was $1,246,104 and 303,029 , respectively. A significant contribution to cash flow was provided by the collection of prepayments from working interest owners.  A balance of $849,619 in prepayments remained as of December 31, 2007.  No prepayments existed as of December 31, 2006.

Net cash used in investing activities was $1,077,276 and $1,289,368 for the years ended December 31, 2007 and 2006, respectively.  Acquisition and development costs related to oil and gas properties amounted to $1,003,824 in 2007 and $1,265,002 in 2006.

Net cash provided by financing activities was $8,407,448 in 2007 compared to $ 810,269 in 2006.  In 2007 $8,671,955 was provided by the issuance of common stock.  For 2006, $ 11,498 was provided by capital contributions and a net of $828,374 was provided by borrowings from related parties.

Selected Items of General and Administrative Expense

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

General and administrative expenses increased from $493,680 in 2006 to $ 1,150,023 in 2007, an increase of $ 656,343 .  The primary reasons for the increase are aggregate compensation expense of $629,201, related to outstanding common stock options and rent expense increased $32,662, resulting from an agreement with Marion Swamp Fox where 59 Disposal is required to pay a $0.05 per barrel premium for every barrel of saltwater over an agreed upon number of barrels.

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

As discussed in Note 3 to the consolidated financial statements, certain errors resulting in the overstatement of various assets and stockholders’ equity and the understatement of certain liabilities as of December 31, 2007 and 2006 , the understatement of certain expenses for the year ended December 31, 2007, and the overstatement of certain expenses for the year ended December 31, 2006 were discovered by management of Pegasi Energy Resources Corporation during the year ended December 31, 2007.  Accordingly, the 2007 and 2006 consolidated financial statements have been restated and adjustments have been made to correct the errors.

/s/ Whitley Penn LLP

Fort Worth, Texas
July 8 , 2008

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$8,935,283	$359,007
Accounts receivable, trade	269,400	300,962
Accounts receivable, related parties	106,926	111,566
Joint interest billing receivable, related parties, net	122,542	76,279
Other current assets	322,110	52,328
Total current assets	9,756,261	900,142

Property and equipment:
Equipment	635,090	585,380
Pipelines	185,745	185,745
Buildings	28,451	28,451
Vehicles	50,663	50,663
Office furniture	39,125	30,387
Website	15,000	-
Total property and equipment	954,074	880,626
Less accumulated depreciation	(270,156)	(174,199)
Property and equipment, net	683,918	706,427

Oil and gas properties:
Oil and gas properties, proved	4,044,670	3,041,147
Oil and gas properties, unproved	4,035,920	3,678,240
Capitalized asset retirement obligations	220,237	164,378
Total oil and gas properties	8,300,827	6,883,765
Less accumulated depletion and depreciation	(748,133)	(616,768)
Oil and gas properties, net	7,552,694	6,266,997

Investment in unconsolidated partnerships	-	20,440

Total assets	$17,992,873	$7,894,006

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2007	2006
	(Restated)	(Restated)

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$977,757	$485,071
Accounts payable, related parties	560,095	252,662
Revenue payable	178,114	193,814
Interest payable	1,003,105	516,096
Liquidating damages payable	150,756	-
Other payables	57,842	5,886
Joint-interest deposits, related party	849,619
Line-of-credit	-	464,850
Line-of-credit, related party	4,616,214	4,516,214
Current portion of notes payable	4,198	10,905
Current portion, notes payable, related parties	20,000	247,919
Total current liabilities	8,417,700	6,693,417

Notes payable	9,627	14,108
Notes payable, related parties	279,691	-
Minority interest liability	-	165,581
Deferred income taxes	1,097,934	3,356
Asset retirement obligations	271,443	187,303

Total liabilities	10,076,395	7,063,765

Commitments and Contingencies (Note 16)
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized and 29,378,482 and 3,500,000 shares
issued, and outstanding 2007 and 2006, respectively	29,378	3,500
Additional paid-in capital	11,206,945	1,964,269
Accumulated deficit	(3,319,845)	(1,137,528)
Total stockholders' equity	7,916,478	830,241

Total liabilities and stockholders' equity	$17,992,873	$7,894,006

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
	(Restated)	(Restated)

Revenues:
Oil and gas	$891,072	$1,223,622
Condensate and skim oil	343,788	158,133
Transportation and gathering	932,475	1,049,742
Saltwater disposal income	423,991	406,912
Total revenues	2,591,326	2,838,409

Operating expenses:
Lease operating expenses	238,351	568,532
Saltwater disposal expenses	389,977	720,090
Pipeline operating expenses	177,986	312,031
Cost of gas purchased for resale	776,553	863,097
Depletion and depreciation	227,324	358,189
General and administrative	1,150,023	493,680
Total operating expenses	2,960,214	3,315,619
Loss from operations	(368,888)	(477,210)

Other income (expenses):
Interest income	9,182	1,254
Interest expense	(690,508)	(535,047)
Dividend income	644	-
Loss on investment in unconsolidated partnerships	(20,440)	-
Gain on minority interest	-	175,968
Other income	6,561	6,425
Total other expenses	(694,561)	(351,400)

Loss before income tax expense	(1,063,449)	(828,610)

Income tax expense	(1,118,868)	(34,139)
Net loss	$(2,182,317)	$(862,749)

Basic and diluted loss per share	$(0.44)	$(0.25)

Weighted average shares outstanding	4,917,999	3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

					Additional
	Common Stock				Paid-in		Accumulated
	Shares		Amount		Capital		Deficit	Total

Balance at January 1, 2006 as previously reported	3,500,000		$3,500		$2,048,683		$(370,691)	$1,681,492
Prior period adjustments	-		-		(95,912)		95,912	-
Balance at January 1, 2006	3,500,000	[1]	$3,500	[1]	$1,952,771	[1]	$(274,779)	$1,681,492
Capital contributions	-		-		11,498		-	11,498
Net loss (restated)	-		-		-		(862,749)	(862,749)
Balance at December 31, 2006
(restated)	3,500,000	[1]	3,500	[1]	1,964,269	[1]	(1,137,528)	830,241
Capital contributions	-		-		39,759		-	39,759
Capital distributions	-		-		(257,942	) [2]	-	(257,942)
Minority interest	-		-		165,581		-	165,581
Share exchange agreement	17,500,000		17,500		(17,500)		-	-
Private placement, net
of placement costs	8,361,815		8,361		8,663,594		-	8,671,955
Conversion of related party note	16,667		17		19,983		-	20,000
Stock-based compensation	-		-		629,201		-	629,201
Net loss (restated)	-		-		-		(2,182,317)	(2,182,317)
Balance at December 31, 2007 (restated)	29,378,482		$29,378		$11,206,945		$(3,319,845)	$7,916,478

1 Amounts have been retroactively restated to reflect the reverse merger during 2007.
2 Represents distribution made to Marion Energy as a result of Marion trading its 30% partnership interest   for 30% of 59 Disposal’s assets (see Note 1 for a description of the transaction).

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006
	(Restated)	(Restated)
Operating Activities
Net loss	$(2,182,317)	$(862,749)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depletion and depreciation	227,322	358,189
Accretion of discount on asset retirement obligations	28,281	10,260
Stock-based compensation	629,201	-
Deferred income taxes	1,094,578	29,723
Loss on investment in unconsolidated partnerships	20,440	-
Loss from liquidating damages	150,756	-
Gain on sales of assets	-	(378)
Gain on minority interest	-	165,581
Changes in operating assets and liabilities:
Accounts receivable, trade	31,562	144,813
Accounts receivable, related parties	4,640	(245,097)
Joint interest billing receivable, related parties, net	(46,263)	109,681
Other assets	(269,782)	(1,035)
Accounts payable	135,307	(157,701)
Accounts payable, related parties	49,491	(11,374)
Revenue payable	(15,700)	(96,504)
Interest payable	487,009	431,804
Joint interest deposits, related parties	849,619	-
Other payables	51,960	(62,078)
Net cash provided by operating activities	1,246,104	303,329

Investing Activities
Purchases of property and equipment	(73,452)	(66,406)
Purchases of oil and gas properties	(1,003,824)	(1,265,002)
Proceeds from sales of assets	-	42,838
Investment in unconsolidated partnerships	-	(798)
Net cash used in investing activities	(1,077,276)	(1,289,368)

Financing Activities
Capital contributions	39,759	11,498
Net payments on lines of credit	(464,850)	(18,243)
Advances on line-of-credit, related party	100,000	616,205
Payments on notes payable	(11,188)	(11,360)
Borrowings on notes payable, related party	145,249	249,249
Payments on notes payable, related party	(73,477)	(37,080)
Proceeds from issuance of common stock	8,671,955	-
Net cash provided by financing activities	8,407,448	810,269

Net increase (decrease) in cash and cash equivalents	8,576,276	(175,770)
Cash and cash equivalents at beginning of period	359,007	534,777
Cash and cash equivalents at end of period	$8,935,283	$359,007
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$52,743	$14,827

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

PERC is the successor entity to First Southern Crown Ltd. ("FSC"), a Texas limited partnership formed in December 2002.  Prior to the formation of FSC, PERC’s principals spent over three years and invested over $3.5 million in equity for data harvesting, prospect evaluation and acreage acquisitions for the Cornerstone Project.  These assets were assigned to FSC by TR Energy, Inc. ("TR Energy").  In December 2004, FSC sold a thirty percent (30%) interest in all of its production, acreage position, pipeline and a thirty percent (30%) partnership interest in 59 Disposal, LP ("59 Disposal") (PERC’s disposal plant) to Marion Energy Limited ("Marion"), an entity publicly traded on the Australian stock exchange ("ASE.ax").  In February 2007, Marion Energy traded its 30% partnership interest in 59 Disposal for a 30% ownership in 59 Disposal’s assets.   This transaction resulted in an increase in accounts payable, related parties of approximately $258,000 in the Company’s December 31, 2007 consolidated balance sheet and a distribution of Marion’s total partnership capital invested in 59 Disposal, which also approximated $258,000.  The distribution is reflected in the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2007 .  Marion later sold its 30% interest in 59 Disposal’s assets, its production interest, acreage position, and its pipeline interest to TR Energy.

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

As a result of the Share Exchange (the "Share Exchange") , (i) PERC became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of PERC as its sole business.  On January 23, 2008, Maple Mountain Explorations, Inc., a Nevada corporation, changed its corporate name to Pegasi Energy Resources Corporation, adopting the subsidiary’s name as permitted under Nevada law.

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

d)  Property and Equipment
Property and equipment and recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years .  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.   Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.   Depreciation expense was $95,957 and $108,600 for the years ended December 31, 2007 and 2006, respectively.

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

					2004
	Total	2007	2006	2005	and Prior
	(In thousands)
Property acquisition costs	$4,036	$919	$463	$2,654	$-

f)  Impairment of Long-Lived Assets
The carrying value of property and equipment is periodically evaluated under the provisions of Statment of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets .   SFAS No. 144 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

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

k)  Income Taxes
Deferred income taxes are determined using the “liability method” in accordance with SFAS No. 109, Accounting for Income Taxes .  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m )  Stock-Based Compensation
The Company applied SFAS No. 123 (revised 2004), Share-Based Payments , during 2007 upon the grant of stock options to its employees and directors.  Accordingly, the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date.  Equity instruments issued to non-employees are also accounted for under the provisions of SFAS No. 123 (revised 2004) and Emerging Issues Task Force (“EITF”) 96-18.  During the year ended December 31, 2007, the Company recognized aggregate compensation expense of $629,203, related to outstanding common stock options.  There were no stock options issued in 2006.  These options were included using the Black-Scholes option pricing model. See Note 11 – Stock-Based Compensation for additional information.

n)  Fair Value of Financial Instruments
In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments , the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash equivalents, accounts receivable, and accounts payable approximates their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

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

On July 13, 2006, the FASB released FIN 48, “ Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”.  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  Management has reviewed FIN 48 and determined the adoption of FIN 48 will not materially affect our operating results, financial position, or future cash flows.  The Company adopted FIN 48 effective January 1, 2007.

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

(p) Reclassifications
Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated certain amounts reported for the years ended December 31, 2005, 2006 and 2007 .  The 2006 restatements were made to (1) properly present the net loss and capital attributable to Marion's minority interest in 59 Disposal and (2) reclassify the proved behind-pipe reserves as proved undeveloped reserves, as opposed to proved developed, due to the significant estimated future costs that will be required to develop them.  The 2007 restatements were made to (1) properly present the net loss and capital attributable to Marion's minority interest in 59 Disposal , (2) adjust amounts of depletion reported due to previously overstated reserve quantities, (3) and adjust receivables that were improperly recorded as contributions and (4) reclassify the proved behind-pipe reserves as proved undeveloped reserves, as opposed to proved developed, due to the significant estimated future costs that will be required to develop them.  The Company improperly accounted for their reserves as of  February 1, 2008, which included reserves added during January 2008.  The reserve report has been corrected for the proper cutoff date of December 31, 2007 in order to reflect only the reserves that were discovered as of December 31, 2007.  The disclosures required under SFAS 69 have been restated, accordingly.   Additionally, the beginning equity amounts have be restated as of January 1, 2006 related to similar issued described above .

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Accounts receivable, related parties	$596,877	$(485,311)	(d)	$111,566
Total current assets	1,385,453	(485,311)	(d)	900,142
Oil and gas properties, proved	3,100,573	(59,426)	(a)	3,041,147
Oil and gas properties, unproved	3,618,814	59,426	(a)	3,678,240
Total assets	8,379,317	(485,311)	(d)	7,894,006
Minority interest liability	-	165,581	(c)	165,581
Total liabilities	6,898,184	165,581	(c)	7,063,765
Additional paid-in capital	2,887,041	(922,722)	(c), (d)	1,964,269
Accumulated deficit	(1,409,408)	(271,880)	(c)	(1,137,528)
Total stockholders’ equity	1,481,133	(650,892)	(c),(d)	830,241
Total liabilities and stockholders’ equity	8,379,317	(485,311)	(d)	7,894,006

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of December 31, 2007 :

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Accounts receivable, related parties	$592,237	$(485,311)	(d)	$106,926
Total current assets	10,241,572	(485,311)	(d)	9,756,261
Oil and gas properties, proved	4,750,188	(705,518)	(a)	4,044,670
Oil and gas properties, unproved	3,330,402	705,518	(a)	4,035,920
Accumulated depletion and depreciation	(734,074)	(14,059)	(b)	(748,133)
Oil and gas properties, net	7,566,753	(14,059)	(a),(b)	7,552,694
Total assets	18,492,243	(499,370)	(a), (b)	17,992,873
Additional paid-in capital	11,964,136	(757,191)	(c),(d)	11,206,945
Accumulated deficit	(3,577,666)	(257,821)	(b),(c)	(3,319,845)
Total stockholders’ equity	8,415,848	(499,370)	(c)	7,916,478
Total liabilities and stockholders’ equity	18,492,243	(499,370)	(c)	17,992,873

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the year ended December 31 , 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Gain on minority interest	$-	$175,968	(c)	$175,968
Total other expenses	(527,368)	175,968	(c)	(351,400)
Loss before income tax expenses	(1,004,578)	175,968	(c)	(828,610)
Net loss	(1,038,717)	175,968	(c)	(862,749)
Basic and diluted net loss per share[1]	(0.30)	.05	(c)	(0.25)

1 Per share data is calculated using equivalent shares.

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the year ended December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Depletion and depreciation	$213,265	$14,059	(b)	$227,324
Total operating expense	2,946,155	14,059	(b)	2,960,214
Loss from operations	(354,829)	(14,059)	(b)	(368,888)
Loss before income tax expenses	(1,049,390)	(14,059)	(b)	(1,063,449)
Net Loss	(2,168,258)	(14,059)	(b)	(2,182,317)
Basic and diluted net loss per share	(0.44)	-		(0.44)

1 Per share data is calculated using equivalent shares.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss	$(1,038,717)	$175,968	(c)	$(862,749)
Accumulated deficit	(1,409,408)	271,880	(c)	(1,137,528)
Additional paid-in capital	2,887,041	(922,722)	(c), (d)	1,964,269
Total stockholders’ equity	1,481,133	(650,892)	(c), (d)	830,241

The following is a summary of the impact of the restatements on the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss	$(2,168,258))	$(14,059)	(b)	$(2,182,317)
Accumulated deficit	(3,577,666)	(257,821)	(b),(c)	(3,319,845)
Additional paid-in capital	11,964,136	(757,191)	(c)	11,206,945
Total stockholders’ equity	8,415,848	(499,370)	(b)	7,916,478

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flow for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss	$(1,038,717)	$175,968	(c)	$(862,749)
Accounts receivable, related party	(240,214)	485,311	(d)	245,097
Minority interest	-	165,581	(c)	165,581
Net cash provided by (used in) operating activities	(523,531)	826,860	(c),(d)	303,329
Capital contributions	838,358	(826,860)	(c),(d)	11,498
Net cash provided by (used in) financing activities	1,673,129	(826,860)	(c),(d)	810,269

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flow for the year ended December 31, 2007 :

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss	$(2,168,258)	$(14,059)	(b)	$(2,182,317)
Depletion and depreciation	213,263	14,059	(b)	227,322

(a) Oil and gas properties, proved was decreased and oil and gas properties, unproved was increased by $59,426 in 2006 and $705,518 in 2007 to properly reflect costs for wells not yet proven until February 1, 2008.
(b) Depletion expense increased by $14,059 for revisions in reserve quantities.
(c) To properly present net loss and capital attributable to Marion's minority interest in 59 Disposal. The minority interest liability totaling $165,581 at December 31, 2006 represents Marion's 30% interest in 59 Disposal's partnership capital. The 2006 gain on minority interest represents Marion's proportionate share of the partnership losses. In 2007, 59 Disposal incorporated and resultantly recognized a $165,581 reduction to additional paid in capital and a reduction to minority interest liability in the same amount.
(d) To adjust receivables improperly booked as capital contributions.

 The following is a summary of the impact of the restatements on the Company’s accompanying capitalized costs relating to oil and gas producing activities at December 31, 2006 :

	Amounts as Originally Reported	Restatement Amount	Amounts as Revised
Unproved oil and gas properties	$3,618,814	$59,426	$3,678,240
Proved oil and gas properties (including asset retirement obligation)	3,264,951	(59,426)	3,205,525

The following is a summary of the impact of the restatements on the Company’s accompanying capitalized costs relating to oil and gas producing activities at December 31, 2007 :

	Amounts as Originally Reported	Restatement Amount	Amounts as Revised
Unproved oil and gas properties	$3,330,402	$705,518	$4,035,920
Proved oil and gas properties (including asset retirement obligation)	4,970,425	(705,518)	4,264,907
Less accumulated depreciation, depletion, amortization, and valuation allowance	(734,074)	(14,059)	(748,133)
Net capitalized costs	$7,566,753	$(14,059)	$7,552,694

The following is a summary of the impact of the restatements on the Company’s costs incurred:

	Amounts as Originally Reported	Restatement Amount	Amounts as Revised
Acquisition of proved properties	$15,250	(803)	$14,447
Acquisition of unproved properties	$248,690	28,869	$277,559
Development costs	$1,103,844	$24,089	$1,127,933

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s results of operations for producing activities:

	Amounts as Originally Reported	Restatement Amount	Amounts as Revised
Revenues	$891,072	$-	$891,072
Production costs	(238,351)	-	(238,351)
Depletion, depreciation, and valuation provisions	(118,248)	(13,117)	(131,365)
Income before income tax expense	534,473	(13,117)	521,356
Income tax expense	(187,066)	4,591	(182,475)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$347,407	$(8,526)	$338,881

The following is a summary of the impact of the restatements on the Company’s reserve quantity information:

	Amounts as Originally Reported		Restatement Amounts		Amounts as Revised
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls.)	(MCF)	(Bbls.)	(MCF)	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at December 31, 2006	475,762	12,129,470	-	-	475,762	12,129,470
Revisions of previous estimates	488,542	12,014,558	(504,269)	(12,457,397)	(15,727)	(442,839)
Production	(4,964)	(92,533	-	-	(4,964)	(92,533)
Balance at December 31, 2007	959,340	24,051,495	(504,269)	(12,455,397)	455,071	11,594,098

PrProved developed reserves:

December 31, 2005	236,086	6,066,443	(213,958)	(5,501,493)	22,128	564,950
December 31, 2006	232,831	6,431,183	(201,065)	(5,475,575)	31,766	955,608
December 31, 2007	278,327	7,307,868	(241,637)	(6,601,109)	32,690	706,759

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s  standardized measure of discounted future net cash flow and changes therein relating to proved oil and gas reserves:

	Amounts as Originally Reported	Restatement Amounts	Amounts as Revised
Future cash inflows	$210,589,466	$(108,242,961)	$102,346,505
Future production costs	(53,604,461)	27,782,952	(25,821,509)
Future development costs	(17,570,000)	9,380,000	(8,190,000)
Future income tax expenses	(31,776,826)	17,342,262	(14,434,564)
Future net cash flows	107,638,179	(53,737,747)	53,900,432
10% annual discount for estimated timing of cash flows	(83,789,958)	46,290,739	(37,499,219)
Standardized measure of discounted future net cash flows	$23,848,221	$(7,447,008)	$16,401,213

Beginning of year	$11,091,310	$-	$11,091,310
Sales of oil and gas, net of production costs	(652,721)	-	(652,721)
Extensions, discoveries, and improved recoveries, less related costs	14,197,781	(14,197,781)	-
Accretion of discount	1,109,131	-	1,109,131
Net change in sales and transfer prices, net of production costs	3,715,325	301,969	4,017,294
Changes in estimated future development costs	(8,551,341)	7,863,537	(687,804)
Net change in income taxes	(3,327,912)	1,852,986	(1,474,926)
Changes in production rates (timing and other)	(10,354,097)	13,959,006	3,604,909
Revisions of previous quantities	16,620,745	(17,226,725)	(605,980)
End of year	$23,848,221	$(7,447,008)	$16,401,213

4.     SUPPLEMENTAL CASH FLOW
The following non-cash transactions were recorded during the years ended December 31,:

	2007	2006
Shares issued for conversion of related party note payable of payables	$20,000	$-
Capital distributions [1]	(257,942)	-
Accrued and unpaid property additions	357,379	30,124
Capitalized asset retirement obligation	55,859	12,087

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

Year Ended December 31 ,
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

In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained new bids in 2007 to reevaluate the plugging cost of each of its existing wells from its independent petroleum engineer.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

11.  STOCK-BASED COMPENSATION (CONTINUED)

The Company estimates the fair value of stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of SFAS No . 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB "107").  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

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

The table below summarizes the changes in the Company’s non-vested stock options that occurred during the years ended December 31, 2007 and 2006.

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

Income tax expense for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2007	2006

Computed “expected” tax benefit	$361,573	$281,728
Differences created by limited partnerships not taxable at the U.S. federal level	(613,629)	(242,188)
Stock-based compensation	213,929	-
State and local income taxes, net of federal income tax benefit	18,995	4,465
Change in valuation allowances	(646,588)	(78,144)
2007 estimated Texas margin tax expense	(24,290)	-
Income tax expense	$(1,118,868)	$(34,139)

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

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.   The Company’s margin tax expense is derived by multiplying its taxable margin by 1%.  The taxable margin can be derived, at the Company’s discretion, in any one of three ways.  The Company can choose gross receipts less its cost of goods sold, gross receipts less its salary and wages or 70% of its gross receipts.  The Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.  For purposes of this calculation, the margin tax was estimated to be 1% and is included in the 35% statutory rate used to determine deferred tax expense/benefit.  We have accrued $24,290 for the estimated 2007 margin tax expense.  That amount is reflected in income tax expense in the accompanying consolidated statement of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

14.      SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Companies are engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation .  PERC is engaged in the exploration and production of natural gas and oil.   POI , a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal owns and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage and also sales the skim oil it separates from the saltwater.  The Companies have identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Companies measure segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006

Business segment revenue:
Oil and gas sales	$891,072	$1,223,622
Condensate and skim oil	343,788	158,133
Transportation and gathering	932,475	1,049,742
Saltwater disposal sales	423,991	406,912
Total revenues	$2,591,326	$2,838,409

Business segment profit (loss):
Oil and gas sales	$(139,828)	$399,148
Condensate and skim oil	343,788)	158,133
Transportation and gathering	(66,156)	(146,615)
Saltwater disposal sales	(70,845)	(383,214)
General corporate	(435,847)	(504,662)
Loss from operations	$(368,888)	$(477,210)

	Year Ended December 31,
	2007	2006
Depreciation, depletion, and amortization:
Oil and gas sales	$137,725	$255,942
Transportation and gathering	21,580	21,229
Saltwater disposal sales	54,737	70,036
General corporate	13,282	10,982
Total depreciation, depletion, and amortization	$227,324	$358,189

Capital expenditures:
Oil and gas sales	$1,361,204	$1,295,128
Transportation and gathering	432	4,091
Saltwater disposal sales	48,778	52,241
General corporate	24,238	10,075
Total capital expenditures	$1,434,652	$1,361,535

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

14.    SEGMENT INFORMATION (CONTINUED)

	December 31,
	2007	2006
Business segment assets:
Oil and gas sales	$16,281,398 ,	$6,074,068
Transportation and gathering	322,588	381,960
Saltwater disposal sales	599,794	517,610
General corporate	789,093	920,368
Total assets	$17,992,873	$7,894,006

15. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and related parties also own interests.  The Company has shown all related party receivables and payables at net in the accompanying consolidated financial statements.  Included in the net amount are the following:

The Company has receivables from several related parties totaling approximately $ 107,000 and $ 112,000 at December 31, 2007 and 2006.  There are no specific terms for repayment of the amounts owed and the receivables do not provide for interest.

The Company also has payables from certain related parties totaling approximately $560,000 and $253,000 at   December 31, 2007 and 2006, respectively, which consist of expenses paid by the related parties on behalf of the Company.  Of these payables $49,000 for the year ended 2007 was rent owed to a related party and approximately $ 258,000 was owed to a related party for the purchase of the 30% minority interest in 59 Disposal (see  Note 1).   In addition, the Company has amounts due from shareholders of $240,000 at December 31, 2007 and 2006.  There are no specific terms for repayment of the amounts owed.

On April 14, 2006, a total of 1,000,000 shares of common stock were issued in exchange for $7,000, or $0.007 per share. These securities were issued to the officer and a director of the company.

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

Along with the Company's counsel, management monitors developments related to these legal matters and, when appropriate, makes adjustments to recorded liabilities to reflect current facts and circumstances. As of December 31, 2007 management has identified one potential liability related to the registration rights agreement with the investors that provides for the filing of a registration statement for the registration of the shares issued in the offering, as well as the shares issuable upon exercise of the warrants.  If the Company fails to meet the deadline for the effectiveness of the registration statement then the Company will be required to pay liquidated damages of approximately $100,000 for each 30 days after the deadline of May 18, 2008, pro rated for periods totaling less than thirty days, until the effectiveness failure is cured, up to a maximum of 18% of the aggregate purchase price of approximately $1,800,000. The Company is currently undertaking to have the registration statement declared effective within 150 days after the closing of the offering.   However, management believes it is probable that it will fail to meet the effectiveness deadline of May 18, 2008, accordingly an accrual has been made in the accompanying consolidated financial statements as liquidating damage payable and interest expense.

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

PEGASI ENERGY RESOURCES CORPORATION

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

Capitalized Costs Relating to Oil and Gas Producing Activities

	2007	2006
Unproved oil and gas properties	$4,035,920	$3,678,240
Proved oil and gas properties (including asset retirement costs)	4,264,907	3,205,525
Less accumulated depreciation, depletion, amortization, and valuation allowance	(748,133)	(616,768)
Net capitalized costs	$7,552,694	$6,266,997

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2007 and 2006, as follows:

	2007	2006
Acquisition of proved properties	$14,447	$1,585
Acquisition of unproved properties	277,559	567,104
Development costs	1,127,933	738,525

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2007 and 2006:

	2007	2006
Revenues	$891,072	$1,232,148
Production costs	(238,351)	(568,532)
Depletion, depreciation, and valuation provisions	(131,365)	(230,380)
Exploration costs	-	-
Income before income tax expense	521,356	433,236
Income tax expense	(182,475)	(155,965)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$338,881	$277,271

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.   The petroleum engineer that determined our reserves also planned and supervised the drilling of wells that we drilled in the East Texas project.  His 2007 and 2006 compensation, from the Company, for the planning and supervision of drilling wells was $78,729 and $48,994, respectively.  The petroleum engineer’s compensation for reserve estimation for 2007 was $27,845.  There was no such compensation for reserve estimation for 2006.   Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

PEGASI ENERGY RESOURCES CORPORATION

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at December 31, 2005	476,272	11,706,808
Revisions of previous estimates	6,224	565,706
Production	(6,734)	(143,044)
Balance at December 31, 2006	475,762	12,129,470
Revisions of previous estimates	(15,727)	(442,839)
Production	(4,964)	(92,533)
Balance at December 31, 2007	455,071	11,594,098

P Proved developed reserves:
December 31, 2005	22,128	564,950
December 31, 2006	31,766	955,608
December 31, 2007	32,690	706,759

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

	2007	2006
Future cash inflows	$102,346,505	$84,310,225
Future production costs	(25,821,509)	(24,362,761)
Future development costs	(8,190,000)	(7,420,000)
Future income tax expenses	(14,434,564)	(11,323,758)
Future net cash flows	53,900,432	41,203,706
10% annual discount for estimated timing of cash flows	(37,499,219)	(30,112,396)
Standardized measure of discounted future net cash flows	$16,401,213	$11,091,310

Beginning of year	$11,091,310	$28,325,730
Sales of oil and gas, net of production costs	(652,721)	(663,616)
Extensions, discoveries, and improved recoveries, less related costs	-	5,646,440
Accretion of discount	1,109,131	2,832,573
Net change in sales and transfer prices, net of production costs	4,017,294	(12,205,603)
Changes in estimated future development costs	(687,804)	191,931
Net change in income taxes	(1,474,926)	5,122,523
Changes in production rates (timing and other)	3,604,909	(19,113,861)
Revisions of previous quantities	(605,980)	955,193
End of year	$16,401,213	$11,091,310

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our relevant officers have made conclusions as to the effectiveness of our disclosure controls and procedures at the reasonable assurance level.

PERC is exempt from the requirements of the Exchange Act Rule 13a-15(f) for the fiscal year ended December 31, 2007, due to the December 12, 2007 reverse merger date with Maple Mountain, a publicly traded shell company.  Maple Mountain, however, is not exempt.  The management of Maple Mountain is responsible for establishing and maintaining adequate internal control over financial recorting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

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

The management of PERC has assessed the effectiveness of Maple Mountain's internal control over financial reporting as of December 12, 2007, and this assessment identified the following material weakness in the Company’s internal control over financial reporting:

During our assessment several significant internal control deficiencies became evident.  In the aggregate a material weakness resulted from control deficiencies that included no segregation of duties, whistleblower program not in place, the Company did not have an audit committee, and the board of directors did not oversee management’s process for defining responsibilities for key financial reporting roles due to the fact that a member of the board prepared the financial statements.   As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, we were not effective in maintaining (i) disclosure controls and procedures, or (ii) internal control over financial reporting.

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

ITEM 8B.	Other Information

There was no material information during the fourth quarter of 2007 not previously reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position	Position Held Since	Director Since/During

MMichael H. Neufeld	58	President, Chief Executive Officer and Director	November 22, 2006	November 22, 2006
William L. Sudderth	65	Executive Vice President, Land	November 22, 2006	n/a
Richard A. Lindermanis	62	Sr. Vice President, Chief Financial Officer, Director	November 22, 2006	November 22, 2006
Alan Gelfand	47	Director	November 22, 2006	November 22, 2006
David J. Moss	38	Director	November 22, 2006	November 22, 2006
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

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Stock Awards ($) (d)	Total ($) (e)
Michael Neufeld	2007	$5,208	-	$5,208
Chief Executive Officer [1]	2006	-	-	-

Marvin Wosk	2007	-	-	-
President [2]	2006	-	-	-

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

1 Fair value of the 375,000 options granted  December 31, 2007 was computed pursuant to SFAS 123R .

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

In addition, at December 31, 2007, we owed TR Energy an amount of $258,269 in connection with the purchase of their interest in 59 Disposal.  TR Energy is owned by Messrs. Neufeld and Sudderth.  At the same time, TR Energy owed us $54,494 which represents their portion of certain shared expenses (which include rent, contract labor, and other general and administrative type expenses), as well as their 30% working interest share in the losses of the jointly owned pipeline.

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

PEGASI ENERGY RESOURCES CORPORATION

August 6, 2008	By:	/s/ Michael Neufeld
Michael Neufeld
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pegasi Energy Resources Corporation and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Neufeld	President, Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2008
Michael Neufeld

/s/ Richard Lindermanis	Sr. Vice President, Chief Financial Officer and Director (Chief Financial and Accounting Officer)	August 6, 2008
Richard Lindermanis

/s/ Alan Gelfand	Director	August 6, 2008
Alan Gelfand

/s/David Moss	Director	August 6, 2008
David Moss