Form 10-Q/A
period 2008-03-31
Pegasi Energy Resources Corporation.
filed 2008-08-07
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ A

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

 PRELIMINARY NOTE

This amendment to the Quarterly Report on Form 10-Q of Pegasi Energy Resources Corporation is being filed for the purpose of making revisions in the sections included herein in response to comments issued by the Securities and Exchange Commission.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,101,718	$8,935,283
Accounts receivable, trade	248,021	269,400
Accounts receivable, related parties	143,208	106,926
Joint-interest billing receivable, related parties, net	273,139	122,542
Other current assets	54,382	322,110
Total current assets	5,820,468	9,756,261

Property and equipment:
Equipment	666,380	635,090
Pipelines	185,745	185,745
Buildings	28,451	28,451
Vehicles	50,663	50,663
Office furniture	84,965	39,125
Website	15,000	15,000
Total property and equipment	1,031,204	954,074
Less accumulated depreciation	(304,097)	(270,156)
Property and equipment, net	727,107	683,918

Oil and gas properties:
Oil and gas properties, proved	5,375,040	4,044,670
Oil and gas properties, unproved	4,549,667	4,035,920
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	10,144,944	8,300,827
Less accumulated depreciation and depletion	(774,225)	(748,133)
Oil and gas properties, net	9,370,719	7,552,694

Total assets	$15,918,294	$17,992,873

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	(Restated)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$798,293	$977,757
Accounts payable, related parties	545,755	560,095
Revenue payable	189,861	178,114
Interest payable	1,100,503	1,003,105
Liquidating damages payable	301,512	150,756
Other payables	92,135	57,842
Joint-interest deposits, related party	359,849	849,619
Line-of-credit, related party	3,616,214	4,616,214
Current portion of notes payable	3,937	4,198
Current portion of notes payable, related parties	-	20,000
Total current liabilities	7,008,059	8,417,700

Notes payable	8,193	9,627
Notes payable, related parties	279,691	279,691
Deferred income taxes	1,143,293	1,097,934
Asset retirement obligations	275,452	271,443

Total liabilities	8,714,688	10,076,395

Commitments and Contingencies (Note 16)
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized and 29,375,801 and 29,378,482 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	29,376	29,378
Additional paid-in capital	11,200,337	11,206,945
Accumulated deficit	(4,026,107)	(3,319,845)
Total stockholders' equity	7,203,606	7,916,478

Total liabilities and stockholders' equity	$15,918,294	$17,992,873

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

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(706,262)	$(14,755)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and depreciation	60,034	73,869
Accretion of discount on asset retirement obligations	4,009	2,810
Deferred income taxes	45,359	(5,533
Liquidating damages payable	150,756	-
Changes in operating assets and liabilities:
Accounts receivable, trade	21,379	(44,999)
Accounts receivable, related parties	(36,282)	26,046
Joint-interest billing receivable, related parties, net	(150,597)	42,410
Other current assets	267,728	(154,953
Accounts payable	(179,464)	11,161
Accounts payable, related parties	(14,340)	7,078
Revenue payable	11,747	16,688
Interest payable	97,398	113,739
Other payables	34,293	4,377
Joint -interest deposits, related parties	(489,770)	-
Net cash provided by (used in) operating activities	(884,012)	77,938

Investing Activities
Purchases of property and equipment	(77,130)	(28,924)
Purchases of oil and gas properties	(1,844,118)	(96,442)
Net cash used in investing activities	(1,921,248)	(125,366)

Financing Activities
Capital contributions	-	39,759
Net payments on lines-of-credit	-	(45,000)
Advances on line-of-credit, related party	-	100,000
Payments on line-of-credit, related party	(1,000,000)	-
Payments on notes payable	(1,695)	(2,193)
Proceeds from borrowings on notes payable, related party		52,625
Payments on notes payable, related party	(20,000)	(3,477)
Payments for cancelled shares of common stock [1]	(6,610)	-
Net cash provided by (used in) financing activities	(1,028,305)	141,714

Net increase (decrease) in cash and cash equivalents	(3,833,565)	94,286
Cash and cash equivalents at beginning of period	8,935,283	359,007
Cash and cash equivalents at end of period	$5,101,718	$453,293
Supplemental Disclosure of Cash Flow Information
Cash paid during the three months for interest	$-	$10,997
1 2,681 net shares of common stock were cancelled by investors in the three months ended March 31, 2008.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation
The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2007, and notes thereto, which are included in the Company’s amended  annual report on Form 10-KSB/A filed with the SEC on August 7 , 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s 2007 annual consolidated financial statements have been omitted.

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

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated certain amounts reported for the three months ended March 31, 2008.  The restatements were to (1) roll forward the effects of restatements made to the Company’s December 31, 2007 and 2006 consolidated financial statements and (2) reclassify unproved properties that previously were disclosed as proved.  See the Company’s restated December 31, 2007 and 2006 consolidated financial statements for a discussion of the changes.

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of March 31, 2008:

	March 31, 2008
	Amounts as
	Originally	Restatement		Amounts as
	Reported	Amount		Revised
Accounts receivable, related parties	$628,519	$(485,311)	(a)	$143,208
Total current assets	6,305,779	(485,311)	(a)	5,820,468
Oil and gas properties, proved	6,425,637	(1,050,597)	(b)	5,375,040
Oil and gas properties, unproved	3,499,070	1,050,597	(b)	4,549,667
Less accumulated depreciation and depletion	(760,166)	(14,059)	(a)	(774,225)
Oil and gas properties, net	9,384,778	(14,059)	(a)	9,370,719
Total assets	16,417,664	(499,370)	(a)	15,918,294
Additional paid-in capital	11,957,528	(757,191)	(a)	11,200,337
Accumulated deficit	(4,283,928)	257,821	(a)	(4,026,107)
Total stockholders' equity	7,702,976	(499,370)	(a)	7,203,606
Total liabilities and stockholders' equity	16,417,664	(499,370)	(a)	15,918,294

(a)
To roll forward the effect of restatements made to the Company’s December 31, 2007 and 2006 consolidated financial statements.  See the Company’s restated December 31, 2007 and 2006 consolidated financial statements for a discussion of the changes.

(b)	To reclassify unproved properties that were previously classified as proved.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

4 .   SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation. Pegasi Operating Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations. TR Rodessa, Inc . ("TR Rodessa") operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold. 59 Disposal, Inc. ("59 Disposal")  owns and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage and also sales the skim oil it separates from the saltwater. Management has identified such segments based on management responsibility and the nature of their products, services, and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Business segment assets are those assets controlled by each reportable segment. The following table sets forth certain information about the financial information of each segment for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007:

	Three Months Ended March 31,
	2008	2007
Business segment revenue:
Oil and gas	$230,348	$272,415
Condensate and skim oil	44,584	76,060
Transportation and gathering	244,876	263,763
Saltwater disposal income	68,559	182,888
Total revenues	$588,367	$795,126

Business segment profit (loss):
Oil and gas	$63,394	$(23,561)
Condensate and skim oil	44,584	76,060
Transportation and gathering	(26,564)	174,995
Saltwater disposal	(31,253)	(21,622)
General corporate	(517,382)	(101,972)
Income (loss) from operations	$(467,221)	$103,900

Depreciation and depletion:
Oil and gas	$27,299	$52,278
Transportation and gathering	5,383	5,395
Saltwater disposal	20,250	13,263
General corporate	7,102	2,933
Total depreciation and depletion	$60,034	$73,869

Capital expenditures:
Oil and gas	$1,844,118	$96,442
Transportation and gathering	30,010	432
Saltwater disposal	1,280	28,492
General corporate	45,840	-
Total capital expenditures	$1,921,248	$125,366

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

 4.    SEGMENT INFORMATION (Continued)

	March 31,	December 31,
	2008	2007
Business segment assets:
Oil and gas	$14,372,451	$16,281,398
Transportation and gathering	483,465	322,588
Saltwater disposal	863,935	599,794
General corporate	198,443	789,093
Total assets	$15,918,294	$17,992,873

5 . COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to recorded liabilities to reflect current facts and circumstances. Management has recorded a liability related to the registration rights agreement with the investors that provides for the filing of a registration statement for the registration of the shares issued in the offering, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement (150 days after the closing of the offering) and therefore will be required to pay liquidated damages of approximately $ 100,000 on the first day of effectiveness failure, or May 11 , 2008.  An additional $ 100,000 penalty will be required to be paid by the Company every thirty days thereafter, pro rated for periods totaling less than thirty days, until the effectiveness failure is cured, up to a maximum of 18% of the aggregate purchase price of the common shares of $1,800,000.   The Company is currently undertaking to have the registration statement declared effective as soon as possible.   Management made an accrual of approximately $150,000 at December 31, 2007.  At March 31, 2008, management reevaluated the status of the registration statement and determined the recognition of an additional approximate $150,000 liability related to liquidated damages appropriate. The damages are reflected as a contingent loss in the consolidated statement of operations for the three months ended March 31, 2008.

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

Liquidity and Capital Resources

Summary
The Company ended the first quarter of 2008 with $5.1 million in cash and cash equivalents, compared to $8.9 million at December 31, 2007. The decrease in cash and cash equivalents is related to drilling and completion work performed on the Harris #2 and Childress #2 wells in January 2008 and February 2008, respectively, purchases of lease and well equipment and oil and gas properties, a payment made on the Company’s line-of-credit with Teton, Inc., a related party,  and payments made on operating liabilities .

Cash Flows
The following table summarizes the Company’s cash flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Total cash provided by (used in):
Operating activites	$(884,012)	$77,938
Investing activities	(1,921,248)	(125,366)
Financing activities	(1,028,305)	141,714
Increase (decrease) in cash and equivalents	$(3,833,565)	$94,286

Cash used in operating activities in the first three months of 2008 totaled $(884,012), compared to $77,938 provided by operating activities in the first three months of 2007.  The change is primarily due to an increase in cash used by changes in connection with operating assets and liabilities, and by an increase in the net loss.  The net loss was $(706,262) in the first three months of 2008, an increase from $(14,755) in the first three months of 2007.   The changes in operating assets and liabilities are primarily due to changes in related party joint-interest deposits payable and the contingency loss.

Cash used in investing activities in the first three months of 2008 was $(1,921,248), compared to $(125,366) in the first three months of 2007.  The change is due primarily to increased drilling activities in the first three months of 2008, compared to the first three months of 2007.  Drilling and completion of the Harris #2 and Childers #2 wells were finished in January 2008 and February 2008, respectively.  The Company also spent significantly more on lease and well equipment and leasehold costs in the first three months of 2008, compared to the first three months of 2007.   Finally, property and equipment purchases were $48,206 more in the first three months of 2008 than in the first three months of 2007.

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

August 6, 2008	By:	/s/ Michael Neufeld
Michael Neufeld
Chief Executive Officer

August 6, 2008	By:	/s/ Richard Lindermanis
Richard Lindermanis
Chief Financial Officer