Form 10KSB/A
period 2007-12-31
Pegasi Energy Resources Corporation.
filed 2008-08-08
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No 
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes     No 
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No ☒

As of April 16, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was: $18,231,435.
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 29,378,482 as of December 31, 2007.

PRELIMINARY NOTE

This second amendment to the Annual Report on Form 10-KSB of Pegasi Energy Resources Corporation is being filed for the purpose of making revisions in the sections included herein in response to comments issued by the Securities and Exchange Commission.

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
CONSOLIDATED BALANCE SHEETS ( continued)

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

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

					Additional
	Common Stock				Paid-in		Accumulated
	Shares		Amount		Capital		Deficit	Total

Balance at January 1, 2006 (restated)	3,500,000	[1]	$3,500	[1]	$1,952,771	[1]	$(274,779)	$1,681,492
Capital contributions	-		-		11,498		-	11,498
Net loss (restated)	-		-		-		(862,749)	(862,749)
Balance at December 31, 2006
(restated)	3,500,000	[1]	3,500	[1]	1,964,269	[1]	(1,137,528)	830,241
Capital contributions	-		-		39,759		-	39,759
Capital distributions	-		-		(257,942	) [2]	-	(257,942)
Minority interest	-		-		165,581		-	165,581
Share exchange agreement	17,500,000		17,500		(17,500)		-	-
Private placement, net
of placement costs	8,361,815		8,361		8,663,594		-	8,671,955
Conversion of related party note	16,667		17		19,983		-	20,000
Stock-based compensation	-		-		629,201		-	629,201
Net loss (restated)	-		-		-		(2,182,317)	(2,182,317)
Balance at December 31, 2007 (restated)	29,378,482		$29,378		$11,206,945		$(3,319,845)	$7,916,478

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated certain amounts reported for the years ended December 31, 2005, 2006 and 2007 .  The 2006 restatements were made to (1) properly present the net loss and capital attributable to Marion's minority interest in 59 Disposal and (2) reclassify the proved behind-pipe reserves as proved undeveloped reserves, as opposed to proved developed, due to the significant estimated future costs that will be required to develop them.  The 2007 restatements were made to (1) properly present the net loss and capital attributable to Marion's minority interest in 59 Disposal , (2) adjust amounts of depletion reported due to previously overstated reserve quantities, (3) and adjust receivables that were improperly recorded as contributions and (4) reclassify the proved behind-pipe reserves as proved undeveloped reserves, as opposed to proved developed, due to the significant estimated future costs that will be required to develop them.  The Company improperly accounted for their reserves as of  February 1, 2008, which included reserves added during January 2008.  The reserve report has been corrected for the proper cutoff date of December 31, 2007 in order to reflect only the reserves that were discovered as of December 31, 2007.  The disclosures required under SFAS 69 have been restated, accordingly.   Additionally, the beginning equity amounts have be restated as of January 1, 2006 related to similar issued described above ..

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

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the year ended December 31 , 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Gain on minority interest	$-	$175,968	(c)	$175,968
Total other expenses	(527,368)	175,968	(c)	(351,400)
Loss before income tax expenses	(1,004,578)	175,968	(c)	(828,610)
Net loss	(1,038,717)	175,968	(c)	(862,749)
Basic and diluted net loss per share [1]	(0.30)	.05	(c)	(0.25)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss	$(1,038,717)	$175,968	(c)	$(862,749)
Accumulated deficit	(1,409,408)	271,880	(c)	(1,137,528)
Additional paid-in capital	2,887,041	(922,722)	(c), (d)	1,964,269
Total stockholders’ equity	1,481,133	(650,892)	(c),(d)	830,241

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

	2007	2006
Future cash inflows	$102,346,505	$84,310,225
Future production costs	(25,821,509)	(24,362,761)
Future development costs	(8,190,000)	(7,420,000)
Future income tax expenses	(14,434,564)	(11,323,758)
Future net cash flows	53,900,432	41,203,706
10% annual discount for estimated timing of cash flows	(37,499,219)	(30,112,396)
Standardized measure of discounted future net cash flows	$16,401,213	$11,091,310

Beginning of year	$11,091,310	$28,325,730
Sales of oil and gas, net of production costs	(652,721)	(663,616)
Extensions, discoveries, and improved recoveries, less related costs	-	5,646,440
Accretion of discount	1,109,131	2,832,573
Net change in sales and transfer prices, net of production costs	4,017,294	(12,205,603)
Changes in estimated future development costs	(687,804)	191,931
Net change in income taxes	(1,474,926)	5,122,523
Changes in production rates (timing and other)	3,604,909	(19,113,861)
Revisions of previous quantities	(605,980)	955,193
End of year	$16,401,213	$11,091,310

Item 8A (T).	Controls and Procedures

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

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our relevant officers have made conclusions as to the effectiveness of our disclosure controls and procedures at the reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published consolidated financial statements.   Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of our assessment, in the course of the audit for the year ended December 31, 2007, several significant internal control deficiencies were identified by new personnel that joined us following the completion of the acquisition of PERC.  In the aggregate, a material weakness resulted from control deficiencies that included:

•	a lack of segregation of duties since there was only one person involved in all accounting processes,
•	whistleblower program not in place,
•	the Company did not have an audit committee, and
•
the board of directors did not oversee management’s process for defining responsibilities for key financial reporting roles due to the fact that a member of the board prepared the consolidated financial statements.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, we did not have effective (i) disclosure controls and procedures, or (ii) internal control over financial reporting.

The above-described control deficiencies all occurred during a period that we were a shell company with no material operations and without employees.  Since the completion of the acquisition of PERC in December 2007, we have hired personnel (most of whom already worked for PERC) and instituted procedures that are designed to prevent control deficiencies from occurring in the future. Specifically, we have outsourced our accounting and financial functions to an accounting firm which handles all of our internal financial reporting.  No members of the board are involved in the preparation of our financial statements. The Company expects to create an audit committee of the board and institute a whistleblower program by the end of the first quarter in 2009.   The cost of implementation is expected to be nominal.

This report does not include an attestation report by Whitley Penn LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-KSB.

Changes in Internal Control over Financial Reporting

Since the completion of the acquisition of PERC in December 2007, we have hired personnel (most of whom already worked for PERC) and instituted procedures that are designed to prevent control deficiencies from occurring in the future.

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

PEGASI ENERGY RESOURCES CORPORATION

August 8, 2008	By:	/s/ Michael Neufeld
Michael Neufeld
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pegasi Energy Resources Corporation and in the capacities and on the date indicated.

Signature	Title	Date

/ s/ Michael Neufeld	President, Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2008
Michael Neufeld

/s/ Richard Lindermanis	Sr. Vice President, Chief Financial Officer and Director (Chief Financial and Accounting Officer)	August 8, 2008
Richard Lindermanis

/s/ Alan Gelfand	Director	August 8, 2008
Alan Gelfand

/s/ David Moss	Director	August 8, 2008
David Moss