Form 10-Q/A
period 2008-03-31
Pegasi Energy Resources Corporation.
filed 2008-08-08
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ A-2

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

  PRELIMINARY NOTE

This second amendment to the Quarterly Report on Form 10-Q of Pegasi Energy Resources Corporation is being filed for the purpose of making further revisions in the sections included herein in response to comments issued by the Securities and Exchange Commission.

Item 4T. Controls and Procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d - 15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal controls or in other factors that could affect these controls during the first quarter of 2008 that has materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

Specifically, in the course of responding to comments issued by the Securities and Exchange Commission on our registration statement, a number of accounting issues were brought to our attention that needed to be addressed.  These issues included proper accounting for a minority interest in 2006 and early 2007, adjustments necessary to receivables that were improperly recorded as contributions and ensuring that the reserve report cutoff date is correct.  As this occurred during the audit of our 2007 financial statements, our annual report on Form 10-K for the year ended December 31, 2007 was filed late.  We are currently in the process of evaluating how we may improve our disclosure controls and procedures by the end of 2008.  The Company no longer has a minority interest owner and the contributions receivable accounts have been corrected.  We have been in contact with our petroleum engineers regarding the reserve report cutoff date, and we expect that the controls over the reserve report will be improved by the end of 2008. The costs to improve this control will be insignificant.  However, there can be no assurance that management will be successful in the remediation of all control and procedure deficiencies.

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

August 8, 2008	By:	/s/ Michael Neufeld
Michael Neufeld
Chief Executive Officer

August 8, 2008	By:	/s/ Richard Lindermanis
Richard Lindermanis
Chief Financial Officer

4