Form 10-Q
period 2008-06-30
Pegasi Energy Resources Corporation.
filed 2008-08-13
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-134568

PEGASI ENERGY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-4711443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

218 N. Broadway, Suite 204 Tyler, Texas 75702
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 903- 595-4139

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒ .

There were 29,375,801 shares of the registrant's common stock outstanding as of August 12, 2008.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,492,163	$8,935,283
Accounts receivable, trade	390,431	269,400
Accounts receivable, related parties	260,364	106,926
Joint-interest billing receivable, related parties, net	363,289	122,542
Other current assets	104,716	322,110
Total current assets	3,610,963	9,756,261

Property and equipment:
Equipment	643,982	635,090
Pipelines	569,870	185,745
Buildings	28,451	28,451
Leasehold improvements	6,087	-
Vehicles	50,663	50,663
Office furniture	118,843	39,125
Website	15,000	15,000
Total property and equipment	1,432,896	954,074
Less accumulated depreciation	(346,558)	(270,156)
Property and equipment, net	1,086,338	683,918

Oil and gas properties:
Oil and gas properties, proved	4,578,187	4,044,670
Oil and gas properties, unproved	6,680,892	4,035,920
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	11,479,316	8,300,827
Less accumulated depreciation and depletion	(797,700)	(748,133)
Oil and gas properties, net	10,681,616	7,552,694

Total assets	$15,378,917	$17,992,873

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$775,152	$977,757
Accounts payable, related parties	553,787	560,095
Revenues payable	310,468	178,114
Interest payable	1,197,901	1,003,105
Liquidated damages payable	301,512	150,756
Other payables	235,186	57,842
Joint-interest deposits, related party	-	849,619
Line-of-credit, related party	3,616,214	4,616,214
Current portion of notes payable	3,937	4,198
Current portion of notes payable, related parties	-	20,000
Total current liabilities	6,994,157	8,417,700

Notes payable	7,068	9,627
Notes payable, related parties	279,691	279,691
Deferred income taxes	1,150,045	1,097,934
Asset retirement obligations	279,461	271,443

Total liabilities	8,710,422	10,076,395

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value; 75,000,000 shares authorized;
29,375,801 and 29,378,482 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	29,376	29,378
Additional paid-in capital	11,200,337	11,206,945
Accumulated deficit	(4,561,218)	(3,319,845)
Total stockholders' equity	6,668,495	7,916,478

Total liabilities and stockholders' equity	$15,378,917	$17,992,873

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Revenues:
Oil and gas	$317,554	$220,618	$547,902	$493,033
Condensate and skim oil	98,367	98,644	142,951	174,704
Transportation and gathering	382,819	289,433	627,695	553,196
Saltwater disposal income	59,982	96,720	128,540	279,608
Total revenues	858,722	705,415	1,447,088	1,500,541

Operating expenses:
Lease operating expenses	43,822	58,000	69,116	114,868
Saltwater disposal expenses	75,059	65,869	143,695	249,591
Pipeline operating expenses	65,588	56,759	117,631	94,234
Cost of gas purchased for resale	330,657	246,534	543,350	464,794
Depletion and depreciation	65,940	79,332	125,969	153,201
General and administrative	713,784	90,384	1,352,942	211,416
Total operating expenses	1,294,850	596,878	2,352,703	1,288,104
Income (loss) from operations	(436,128)	108,537	(905,615)	212,437

Other income (expenses):
Interest income	16,306	1,070	63,865	1,618
Interest expense	(97,599)	(125,673)	(194,998)	(250,409)
Loss on investment in unconsolidated partnerships	-	(20,440)	-	(20,440)
Liquidated damages	-	-	(150,756)	-
Other income (expense)	(296)	-	8,883	-
Total other expenses	(81,589)	(145,043)	(273,006)	(269,231)

Loss before income tax expense	(517,717)	(36,506)	(1,178,621)	(56,794)

Income tax expense	(17,392)	(688,390)	(62,752)	(682,857)
Net loss	$(535,109)	$(724,896)	$(1,241,373)	$(739,651)

Basic and diluted loss per share	$(0.02)	$(0.21)	$(0.04)	$(0.21)

Weighted average shares outstanding	29,375,801	3,500,000	29,374,738	3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net loss	$(1,241,373)	$(739,651)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and depreciation	125,969	153,201
Accretion of discount on asset retirement obligations	8,018	5,620
Deferred income taxes	52,111	682,857
Liquidated damages	150,756	-
Loss on investment in unconsolidated partnerships	-	20,440
Changes in operating assets and liabilities:
Accounts receivable, trade	(121,031)	41,300
Accounts receivable, related parties	(153,438)	29,653
Joint-interest billing receivable, related parties, net	(240,747)	76,745
Other current assets	217,394	(245,657)
Accounts payable	(202,605)	(207,620)
Accounts payable, related parties	(6,308)	38,288
Revenues payable	132,354	144,172
Interest payable	194,796	229,144
Other payables	177,344	30,754
Joint-interest deposits, related parties	(849,619)	-
Net cash provided by (used in) operating activities	(1,756,379)	259,246

Investing Activities
Purchases of property and equipment	(478,822)	(41,304)
Purchases of oil and gas properties	(3,178,489)	(156,183)
Net cash used in investing activities	(3,657,311)	(197,487)

Financing Activities
Capital contributions	-	39,759
Net payments on lines-of-credit	-	(60,000)
Advances on line-of-credit, related party	-	100,000
Payments on line-of-credit, related party	(1,000,000)	-
Payments on notes payable	(2,820)	(4,869)
Proceeds from borrowings on notes payable, related party	-	51,772
Payments on notes payable, related party	(20,000)	-
Payments for cancelled shares of common stock [1]	(6,610)	-
Net cash provided by (used in) financing activities	(1,029,430)	126,662

Net increase (decrease) in cash and cash equivalents	(6,443,120)	188,421
Cash and cash equivalents at beginning of period	8,935,283	359,007
Cash and cash equivalents at end of period	$2,492,163	$547,428
Supplemental Disclosure of Cash Flow Information
Cash paid during the six months for interest	$202	$21,265
1 2,681 net shares of common stock were cancelled by investors during the six months ended June 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

At June 30, 2008, the Company had a working capital deficit of $3,383,194 and an accumulated deficit of $4,561,218.  For the six month period ended June 30, 2008 the Company incurred a net loss of $1,241,373.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  However, at June 30, 2008, approximately $4,814,000 of the Company’s current liabilities is due to a related parties of the Company that have a vested interest in the continuation of the Company.  The Company is also in negotiations with numerous potential funding sources to provide additional working capital as well as several oil and gas drilling prospects which the Company anticipates will be online in the near future; however, the Company has no assurance that these activities will be successfully completed.  If not successfully completed, additional sources of capital and/or financing may be required to assist the Company in meeting its future obligations.  Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation
The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2007, and notes thereto, which are included in the Company’s restated annual report on Form 10-KSB filed with the SEC on August 8, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s 2007 annual consolidated financial statements, have been omitted.

b)  New Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, was issued by the Financial Accounting Standards Board (“FASB”) in September 2006.  SFAS No. 157 defines fair values, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  SFAS No. 157 also applies to other accounting pronouncements that require or permit fair value measurement.  No new requirements are included in SFAS No. 157, but the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 effective January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
JUNE 30, 2008 AND 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

b)  New Accounting Pronouncements (Continued)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 effective January 1, 2008 and the adoption had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

3.  SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  Pegasi Operating Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. (“TR Rodessa”) operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal, Inc. (“59 Disposal”) owns and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage  and  also  sales  the  skim  oil  it  separates  from  the  saltwater.  Management has identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007:

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

3. SEGMENT INFORMATION (CONTINUED)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Business segment revenue:
Oil and gas	$317,554	$220,618	$547,902	$493,033
Condensate and skim oil	98,367	98,644	142,951	174,704
Transportation and gathering	382,819	289,433	627,695	553,196
Saltwater disposal income	59,982	96,720	128,540	279,608
Total revenues	$858,722	$705,415	$1,447,088	$1,500,541

Business segment profit (loss):
Oil and gas	$24,406	$101,779	$87,800	$257,728
Condensate and skim oil	98,367	98,644	142,951	174,704
Transportation and gathering	(49,768)	(23,940)	(78,597)	(28,455)
Saltwater disposal	(43,936)	10,888	(75,189)	(10,734)
General corporate	(465,197)	(78,834)	(982,580)	(180,806)
Income (loss) from operations	$(436,128)	$108,537	$(905,615)	$212,437

Depreciation and depletion:
Oil and gas	$25,770	$57,729	$53,068	$110,007
Transportation and gathering	12,520	5,395	17,903	10,790
Saltwater disposal	20,251	13,263	40,501	26,526
General corporate	7,399	2,945	14,497	5,878
Total depreciation and depletion	$65,940	$79,332	$125,969	$153,201

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Capital expenditures:
Oil and gas	$3,230,009	$156,184
Transportation and gathering	351,117	432
Saltwater disposal	6,550	40,371
General corporate	69,635	500
Total capital expenditures	$3,657,311	$197,487

	June 30,	December 31,
	2008	2007
Business segment assets:
Oil and gas	$12,996,671	$16,281,398
Transportation and gathering	953,977	322,588
Saltwater disposal	442,553	599,794
General corporate	985,716	789,093
Total assets	$15,378,917	$17,992,873

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

4. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement (150 days after the closing of the offering) and therefore will be required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or May 18, 2008.  An additional $100,000 penalty will be required to be paid by the Company every thirty days thereafter, pro rated for periods totaling less than thirty days, until the effectiveness failure is cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company is currently undertaking to have the registration statement declared effective as soon as possible.  At June 30, 2008, management reevaluated the status of the registration statement and determined the current accrual of $301,512 is sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable in the consolidated balance sheets as of June 30, 2008 and December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this quarterly report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements.  Such statements, which are contained in this quarterly report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Company Overview

PERC is an organic growth-oriented independent energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region.  The Company currently holds interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field, which has produced approximately 2.3 trillion cubic feet of gas and approximately 400 million barrels of oil.  The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

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

Company Overview (Continued)

TR Rodessa operates a 40-mile natural gas pipeline and gathering system which is currently being used by PERC to transport its hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons. .  TR Rodessa will expand the capacity of its system through the construction of new pipelines in 2008.

59 Disposal owns and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.

On December 12, 2007, Maple Mountain, Inc. (“Maple Mountain,” a publicly traded shell company) entered into a Share Exchange Agreement (the “Share Exchange”) with each of the shareholders of PERC pursuant to which Maple Mountain purchased from PERC’s shareholders all issued and outstanding shares of our common stock in consideration for the issuance of 17,500,000 shares of Maple Mountain’s common stock.

The Share Exchange resulted in a change in control of the Company with the shareholders owning 17,500,000 shares of common stock of the Company out of a total of 21,000,000 issued and outstanding shares, after giving effect to the Share Exchange.  Also, the shareholders were elected to the Company’s board of directors and appointed as the Company’s executive officers.  As a result of the Share Exchange, (i) PERC became the wholly-owned subsidiary of Maple Mountain and (ii) Maple Mountain succeeded to the business of PERC as its sole business.  Effective January 23, 2008, Maple Mountain changed its name to Pegasi Energy Resources Corporation.  The Share Exchange was accounted for as a reverse merger.  Accordingly, the historical financial results reported herein are those of PERC.

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

Accounts Receivable
PERC performs ongoing credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers.  Collateral is generally not required, nor is interest charged on past due balances.  Credit losses to date have not been significant and have been within management’s expectations.  In the event of complete non-performance by PERC’s customers, the maximum exposure to PERC is the outstanding accounts receivable balance at the date of non-performance.

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

Critical Accounting Policies (Continued)

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

Gas imbalances are accounted for using the sales method.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  However, the Company has no history of significant gas imbalances.

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

Liquidity and Capital Resources

Summary
The Company ended the second quarter of 2008 with approximately $2.5 million in cash and cash equivalents, compared to approximately $8.9 million at December 31, 2007.  The decrease in cash and cash equivalents is related to drilling and completion work performed on the Harris #2 and Childers #2 wells in January 2008 and February 2008, respectively, fracture treatment on the Harris #2 and Childers #2 in June 2008, purchases of lease and well equipment and oil and gas properties, a payment made on the Company’s line-of-credit with Teton, Inc., a related party, and payments made on operating liabilities.

Cash Flows
The following table summarizes the Company’s cash flows for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Total cash provided by (used in):
Operating activities	$(1,756,379)	$259,246
Investing activities	(3,657,311)	(197,487)
Financing activities	(1,029,430)	126,662
Increase (decrease) in cash and cash equivalents	$(6,443,120)	$188,421

Cash used in operating activities in the first six months of 2008 totaled $1,756,379, compared to $259,246 provided by operating activities in the first six months of 2007.  The change is primarily due to an increase in cash used by changes in connection with operating assets and liabilities, and by an increase in the net loss.  The net loss was $1,241,373 in the first six months of 2008, an increase from the net loss of $739,651 in the first six months of 2007.  The changes in operating assets and liabilities are primarily due to changes in related party joint-interest deposits payable.

Cash used in investing activities in the first six months of 2008 was $3,657,311, compared to $197,487 in the first six months of 2007.  The change is due primarily to increased drilling activities in the first six months of 2008, compared to the first six months of 2007.  Drilling and completion of the Harris #2 and Childers #2 wells was finished in January 2008 and February 2008, respectively.  In addition, fracture treatment of the two wells began in June 2008.  The Company also spent in excess of $3 million in additional funds on lease and well equipment and leasehold costs in the first six months of 2008, compared to the first six months of 2007.  Finally, property and equipment purchases were approximately $438,000 more in the first six months of 2008 than in the first six months of 2007.

Liquidity and Capital Resources (Continued)

Cash used in financing activities in the first six months of 2008 totaled $1,029,430, compared to $126,662 of cash provided by financing activities in the first six months of 2007.  This change is due primarily to the payment of $1,000,000 on a related party line-of-credit in January 2008.

Sources of Liquidity
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

The Company plans to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  As previously disclosed in the Company’s annual report, PERC entered into a credit agreement with lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of June 30, 2008, the Company has not drawn any funds on the line-of-credit, but may choose to do so in the future.

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

•
Apply management expertise in the CP area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  We plan to maximize the present value of our vertical wells by utilizing a “Sawtooth” production technique.  This technique is characterized by sequentially completing multiple geologic horizons in a single wellbore in order to maximize well economics.  PERC will also implement the latest drilling, fracturing, and completion techniques to develop its properties including horizontal drilling.  These horizontal wells will primarily target the Bossier formation and management expects these wells to yield significantly higher hydrocarbon flow rates than the Company’s vertical wells.

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

The Company’s oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of June 30, 2008, the Company operated nine wells.  The Harris #2 well was spudded in December of 2007 and drilling was completed in January 2008.  The Childers #2 well was spudded in January 2008 and drilling completed in February 2008.  Both wells were logged to total depth and production casing set.  Pipeline connection to both wells is now complete.

The first fracture treatment stage of the Cotton Valley Group in the Harris # 2 and Childers # 2 wells occurred in the month of June 2008.  The two wells are flowing back treatment fluid and oil and natural gas through temporary production facilities as of the end of June.  It is anticipated that the permanent facilities will be installed to accommodate the new production from these wells within 60 days from the end of the second quarter.  As of June 30, 2008 the Company had increased its leasehold to approximately 20,000 gross acres with the Company owning approximately 14,000 net acres.  The Company also has an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In addition to the operating of the wells the Company owns approximately 40 miles of natural gas pipeline as well as a saltwater and drilling fluid disposal system.  The pipeline system is being extended to connect to the Harris #2 and the Childers #2.  Additional work is being conducted on the pipeline to enhance transportation of third-party gas.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Summarized Results of Operations

	2008	2007	Increase (Decrease)
Total revenues	$858,722	$705,415	$153,307
Total operating expenses	1,294,850	596,878	697,972
Income (loss) from operations	(436,128)	108,537	(544,665)
Total other income (expenses)	(81,589)	(145,043)	63,454
Loss before income tax expense	(517,717)	(36,506)	(481,211)
Income tax expense	(17,392)	(688,390)	670,998
Net loss	$(535,109)	$(724,896)	$189,787

Revenues:  Total revenues for the quarter ended June 30, 2008 totaled $858,722, compared to $705,415 for the quarter ended June 30, 2007.  Production revenues of oil and gas increased $96,936 for the second quarter of 2008 compared to the second quarter of 2007.  This increase in revenues reflects the impact of higher sales volume for natural gas as well as an increase in sales prices for natural gas of about 61%.  In addition, we completed a rework of the Bramlet well in the second quarter which resulted in a significant increase in its production, and, consequently, an increase in revenue of approximately $91,000 from that well.  Oil prices during the second quarter of 2008 also increased about 99% from the second quarter of 2007.  Transportation and gathering revenue increased $93,386 in the second quarter of 2008, compared to the second quarter of 2007 due to an overall increase in gas produced by third-party operators in the area during that time period.  Saltwater disposal income decreased by $36,738 in the second quarter of 2008 compared to the second quarter of 2007.  Many of 59 Disposal’s customers have opened their own non-commercial disposal systems, and therefore no longer require outside disposal services.  This is a growing trend for hauling companies in the area, and could continue to impact disposal revenues.

Expenses:  Total operating expenses for the second quarter of 2008 were $1,294,850, compared to $596,878 in the second quarter of 2007.  This change is comprised of increases in general and administrative expenses and cost of gas purchased for resale, partially offset by small reductions in production and depreciation and depletion expense.

•
General and Administrative Expense:  The $623,400 increase in general and administrative expense to $713,784 for the three months ended June 30, 2008 from $90,384 for the three months ended June 30, 2007 is primarily due to payroll expenses.  The current officer employment agreements were executed on May 1, 2007; however, the officers waived their salaries for the period May to November 2007.  Therefore, PERC did not pay officer salaries during the three months ended June 30, 2007.  In addition, increased legal, accounting and regulatory filing expenses have been incurred as a result of the Company going public in late 2007.

•
Cost of Gas Purchased for Resale:  The $84,123 increase in cost of gas purchased for resale to $330,657 for the three months ended June 30, 2008 from $246,534 for the three months ended June 30, 2007 is due to an increase in the gas produced by third-party operators in the area and is consistent with the increase in the related transportation and gathering revenue.

•
Saltwater Disposal Expenses:  The saltwater disposal expenses increased to $75,059 for the second three months of 2008 from $65,869 for the second three months of 2007.  The expenses increased although there was a decrease in saltwater disposal income due to contract labor for welding services being charged at a fixed rate regardless of the amount of sales.

Other Income (Expenses):  Total other expenses for the three months ended June 30, 2008 were $81,589, compared to $145,043 for the three months ended June 30, 2007.  In the second quarter of 2008 the Company recognized $16,306 in interest income, primarily from its interest-bearing bank accounts.  In the second quarter of 2007 the Company did not have interest-bearing bank accounts.  The Company also had a $28,074 decrease in its interest expense to $97,599 for the three months ended June 30, 2008 from $125,673 for the three months ended June 30, 2007 primarily due to the $1 million principal payment made on the note payable to Teton, Ltd. in January 2008.

Income Tax Expense:  In the second quarter of 2008 the Company recognized deferred income tax expense of $17,392 and recognized deferred income tax expense of $688,390 in the second quarter of 2007.  The $670,998 difference is primarily a result of FSC, 59 Disposal, and TR Rodessa converting from partnerships to taxable corporations in the second quarter of 2007 and represents temporary differences primarily created by oil and gas properties as well as property and equipment.

Results of Operations (continued)

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $535,109 in the second quarter of 2008 as compared to an operating loss of $724,896 in the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Summarized Results of Operations

	2008	2007	Increase (Decrease)
Total revenues	$1,447,088	$1,500,541	$(53,453)
Total operating expenses	2,352,703	1,288,104	1,064,599
Income (loss) from operations	(905,615)	212,437	(1,118,052)
Total other income (expenses)	(273,006)	(269,231)	(3,775)
Loss before income tax expense	(1,178,621)	(56,794)	(1,121,827)
Income tax expense	(62,752)	(682,857)	620,105
Net loss	$(1,241,373)	$(739,651)	$(501,722)

Revenues:  Total revenues for the six months ended June 30, 2008 totaled $1,447,088, compared to $1,500,541 for the six months ended June 30, 2007.  Production revenues of oil and gas increased $54,869 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  This increase in revenues reflects the impact of higher sales volume for natural gas as well as an increase in sales prices for natural gas of about 44%.  In addition, we completed a rework of the Bramlet well during the six months ended June 30, 2008 which resulted in a significant increase in the production, and, consequently, an increase in revenue of approximately $152,000 from that well.  The increase in production from the Bramlet well was partially offset by a decrease in production from the Childers #1 well which stopped producing in January 2008.  Overall, oil prices during the first six months of 2008 also increased about 87% from the first six months of 2007.  Transportation and gathering revenue increased $74,499 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 due to an overall increase in gas produced by third-party operators in the area during that time period.  Saltwater disposal income decreased by $151,068 for the first six months of 2008 as compared to the first six months of 2007.  Many of 59 Disposal’s customers have opened their own non-commercial disposal systems, and therefore no longer require outside disposal services.  This is a growing trend for hauling companies in the area, and could continue to impact disposal revenues.

Expenses:  Operating expenses increased to $2,352,703 in the first six months of 2008 from $1,288,104 in the first six months of 2007.  This change is comprised of increases in general and administrative expenses and cost of gas purchased for resale, partially offset by reductions in lease operating expenses, saltwater disposal expenses and depreciation and depletion expense.

•
 General and Administrative Expense:  The $1,141,526 increase in general and administrative expense to $1,352,942 for the six months ended June 30, 2008 from $211,416 for the six months ended June 30, 2007 is primarily due to payroll expenses.  The current officer employment agreements were executed on May 1, 2007; however, the officers waived their salaries for the period May to November 2007.  Therefore, PERC did not pay officer salaries during the six months ended June 30, 2007.  Total salaries for the first six months of 2008 were approximately $493,000 as compared to approximately $48,000 for the first six months of 2007.  In addition, increased legal, accounting and regulatory filing expenses have been incurred in the first six months of 2008 as a result of the Company going public in late 2007.

•
Cost of Gas Purchased for Resale:  The $78,556 increase in cost of gas purchased for resale to $543,350 for the six months ended June 30, 2008 from $464,794 for the six months ended June 30, 2007 is due to an increase in the gas produced by third-party operators in the area and is consistent with the increase in the related transportation and gathering revenue.

•
Saltwater Disposal Expenses:  The decrease in saltwater disposal expenses to $143,695 for the first six months of 2008 from $249,591 for the first six months of 2007 corresponds to the decrease in saltwater disposal income.

Results of Operations (continued)

Other Income (Expense):  Total other expenses for the six months ended June 30, 2008 were $273,006, compared to $269,231 for the six months ended June 30, 2007.  Although the overall change was small, various accounts had large variances.  In the first six months of 2008 the Company recognized $63,865 in interest income, primarily from its interest-bearing bank accounts.  In the first six months of 2007 the Company did not have interest-bearing bank accounts.  The Company also had a $55,411 decrease in its interest expense to $194,998 for the six months ended June 30, 2008 from $250,409 for the six months ended June 30, 2007 primarily due to the $1 million principal payment made on the note payable to Teton, Ltd. in January 2008.  The Company also recognized liquidated damages of $150,756 in the first three months of 2008 related to the registration rights agreement entered into with the Company’s investors.  See Note 4 in the notes to consolidated financial statements within in this quarterly report for further details.

Income Tax Expense:  In the first six months of 2008 the Company recognized deferred income tax expense of $62,752 and recognized deferred income tax expense of $682,857 in the second quarter of 2007.  The $620,105 difference is primarily the result of FSC, 59 Disposal, and TR Rodessa converting from partnerships to taxable corporations in the second quarter of 2007 and represents temporary differences primarily created by oil and gas properties as well as property and equipment.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $1,241,373 for the six months ended June 30, 2008 as compared to an operating loss of $739,651 for the six months ended June 30, 2007.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 4T.  Controls and Procedures.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d - 15(e).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There was no change in our internal controls or in other factors that could affect these controls during the first quarter of 2008 that has materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no changes in our internal controls or in other factors that could affect these controls during the second quarter of 2008 that has materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

August 13, 2008	By:	/s/ Michael Neufeld
Michael Neufeld
Chief Executive Officer

August 13, 2008	By:	/s/ Richard Lindermanis
Richard Lindermanis
Chief Financial Officer