Form 10-Q
period 2008-09-30
Pegasi Energy Resources Corporation.
filed 2008-11-13
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒ .

There were 33,610,801 shares of the registrant's common stock outstanding as of November 4, 2008.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,332,162	$8,935,283
Accounts receivable, trade	523,177	269,400
Accounts receivable, related parties	62,493	106,926
Joint-interest billings receivable, related parties, net	245,962	122,542
Other current assets	191,424	322,110
Total current assets	2,355,218	9,756,261

Property and equipment:
Equipment	492,864	635,090
Pipelines	594,604	185,745
Buildings	19,916	28,451
Leasehold improvements	7,022	-
Vehicles	50,663	50,663
Office furniture	124,886	39,125
Website	15,000	15,000
Total property and equipment	1,304,955	954,074
Less accumulated depreciation	(351,337)	(270,156)
Property and equipment, net	953,618	683,918

Oil and gas properties:
Oil and gas properties, proved	7,256,893	4,044,670
Oil and gas properties, unproved	4,790,257	4,035,920
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	12,267,387	8,300,827
Less accumulated depreciation and depletion	(769,845)	(748,133)
Oil and gas properties, net	11,497,542	7,552,694

Total assets	$14,806,378	$17,992,873

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$239,514	$977,757
Accounts payable, related parties	430,306	560,095
Revenues payable	397,455	178,114
Interest payable	1,295,300	1,003,105
Liquidated damages payable	116,453	150,756
Other payables	263,167	57,842
Joint-interest deposits, related party	-	849,619
Line-of-credit, related party	3,616,214	4,616,214
Current portion of notes payable	3,937	4,198
Current portion of notes payable, related parties	-	20,000
Total current liabilities	6,362,346	8,417,700

Notes payable	6,767	9,627
Notes payable, related parties	279,690	279,691
Deferred income taxes	1,169,558	1,097,934
Asset retirement obligations	279,298	271,443

Total liabilities	8,097,659	10,076,395

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value; 75,000,000 shares authorized;
29,410,801 and 29,378,482 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	29,411	29,378
Additional paid-in capital	11,277,009	11,206,945
Accumulated deficit	(4,597,701)	(3,319,845)
Total stockholders' equity	6,708,719	7,916,478

Total liabilities and stockholders' equity	$14,806,378	$17,992,873

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenues:
Oil and gas	$491,511	$188,677	$1,039,414	$681,710
Condensate and skim oil	88,282	17,978	188,347	155,483
Transportation and gathering	306,652	151,619	746,037	538,856
Saltwater disposal income	63,700	62,317	153,703	294,620
Total revenues	950,145	420,591	2,127,501	1,670,669

Operating expenses:
Lease operating expenses	77,508	29,474	146,623	144,342
Saltwater disposal expenses	58,974	67,977	159,560	262,313
Pipeline operating expenses	23,435	19,639	123,681	88,894
Cost of gas purchased for resale	252,463	130,753	632,807	456,109
Depletion and depreciation	2,074	59,080	128,045	212,281
General and administrative	657,740	94,207	1,996,526	274,832
Total operating expenses	1,072,194	401,130	3,187,242	1,438,771
Income (loss) from operations	(122,049)	19,461	(1,059,741)	231,898

Other income (expenses):
Interest income	9,161	-	73,026	1,618
Interest expense	(98,423)	(128,016)	(293,421)	(378,425)
Dividend income	-	644	-	644
Loss on investment in unconsolidated partnerships	-	-	-	(20,440)
Liquidated damages	185,059	-	34,303	-
Other income	49,163	6,455	58,342	6,455
Total other income (expenses)	144,960	(120,917)	(127,750)	(390,148)

Income (loss) before income tax expense	22,911	(101,456)	(1,187,491)	(158,250)

Income tax expense	(27,613)	(91,863)	(90,365)	(774,720)
Net loss	$(4,702)	$(193,319)	$(1,277,856)	$(932,970)

Basic and diluted loss per share	$(0.00)	$(0.06)	$(0.04)	$(0.27)

Weighted average shares outstanding	29,385,912	3,500,000	29,378,459	3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net loss	$(1,277,856)	$(932,970)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and depreciation	128,045	212,281
Accretion of discount on asset retirement obligations	7,855	8,430
Deferred income taxes	71,624	774,720
Liquidated damages	(34,304)	-
Loss on investment in unconsolidated partnerships	-	20,440
Stock-based compensation	77,000	-
Interest expense on note payable	1,119	-
Other income	(112,755)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(253,777)	121,333
Accounts receivable, related parties	44,433	12,763
Joint-interest billings receivable, related parties, net	(123,420)	103,082
Other current assets	130,686	(330,620)
Accounts payable	(738,243)	(218,867)
Accounts payable, related parties	128,481	50,049
Revenues payable	219,341	52,887
Interest payable	292,195	344,549
Other payables	205,325	(2,343)
Joint-interest deposits, related parties	(849,619)	-
Net cash provided by (used in) operating activities	(2,083,870)	215,734

Investing Activities
Purchases of property and equipment	(521,548)	(59,679)
Purchases of oil and gas properties	(3,966,560)	(246,928)
Net cash used in investing activities	(4,488,108)	(306,607)

Financing Activities
Capital contributions	-	39,759
Net payments on lines-of-credit	-	(60,000)
Advances on line-of-credit, related party	-	100,000
Payments on line-of-credit, related party	(1,000,000)	-
Payments on notes payable	(4,240)	(8,835)
Proceeds from borrowings on notes payable, related party	-	61,772
Payments on notes payable, related party	(20,000)	-
Payments for cancelled shares of common stock [1]	(6,903)	-
Net cash provided by (used in) financing activities	(1,031,143)	132,696

Net increase (decrease) in cash and cash equivalents	(7,603,121)	41,823
Cash and cash equivalents at beginning of period	8,935,283	359,007
Cash and cash equivalents at end of period	$1,332,162	$400,830
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,226	$33,876
[1] 2,681 net shares of common stock were cancelled by investors during the nine months ended September 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

At September 30, 2008, the Company had a working capital deficit of $4,007,128 and an accumulated deficit of $4,597,994.  For the nine month period ended September 30, 2008 the Company incurred a net loss of $1,277,856.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  However, at September 30, 2008, approximately $5,341,820 of the Company’s current liabilities is due to related parties of the Company that have a vested interest in the continuation of the Company.  The Company is also in negotiations with numerous potential funding sources to provide additional working capital as well as several oil and gas drilling prospects which the Company anticipates will be online in the near future; however, the Company has no assurance that these activities will be successfully completed.  If not successfully completed, additional sources of capital and/or financing may be required to assist the Company in meeting its future obligations.  Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2007, and notes thereto, which are included in the Company’s restated annual report on Form 10-KSB/A filed with the SEC on August 8, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s 2007 annual consolidated financial statements, have been omitted.

b)  New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (“GAAP”). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS No. 162 will have a change in current practice, and the Company does not believe that SFAS No. 162 will have an impact on the consolidated operating results, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 . SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s disclosures.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

c)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation of the current periods.

3.  SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. (“TR Rodessa”) owns a 70% undivided interest in and operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal, Inc. (“59 Disposal”) owns a 70% undivided interest in and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  Management has identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007:

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

3. SEGMENT INFORMATION (CONTINUED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Business segment revenue:
Oil and gas	$491,511	$188,677	$1,039,414	$681,710
Condensate and skim oil	88,282	17,978	188,347	155,483
Transportation and gathering	306,652	151,619	746,037	538,856
Saltwater disposal income	63,700	62,317	153,703	294,620
Total revenues	$950,145	$420,591	$2,127,501	$1,670,669

Business segment profit (loss):
Oil and gas	$261,194	$112,314	$348,995	$370,042
Condensate and skim oil	88,282	17,978	188,347	155,483
Transportation and gathering	22,011	(6,785)	(56,208)	(21,386)
Saltwater disposal	(26,261)	(20,559)	(91,019)	(7,948)
General corporate	(467,275)	(83,487)	(1,449,856)	(264,293)
Income (loss) from operations	$(122,049)	$19,461	$(1,059,741)	$231,898

Depreciation and depletion:
Oil and gas	$(25,345)	$37,227	$27,724	$147,234
Transportation and gathering	(815)	5,395	17,085	16,185
Saltwater disposal	20,660	13,263	61,162	39,789
General corporate	7,574	3,195	22,074	9,073
Total depreciation and depletion	$2,074	$59,080	$128,045	$212,281

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Capital expenditures:
Oil and gas	$3,966,560	$246,927
Transportation and gathering	427,370	432
Saltwater disposal	15,061	48,747
General corporate	79,117	10,500
Total capital expenditures	$4,488,108	$306,606

	September 30,	December 31,
	2008	2007
Business segment assets:
Oil and gas	$12,716,360	$16,281,398
Transportation and gathering	881,669	322,588
Saltwater disposal	296,090	599,794
General corporate	912,259	789,093
Total assets	$14,806,378	$17,992,873

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

4. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, pro rated for periods totaling less than thirty days, until the effectiveness failure is cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At September 30, 2008, management reevaluated the status of the registration statement and determined an accrual of $116,453 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007.

5. STOCK-BASED COMPENSATION

In August 2008, the Company issued 35,000 shares of its common stock to a Director of the Company for services rendered by the Director to the Company. Such shares were valued at $2.20 per share, the value of the shares on the date of issuance, for total stock-based compensation of $77,000, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

6. SUBSEQUENT EVENTS

On October 7, 2008 (with an effective date of October 1, 2008), the Company entered into and completed the transactions contemplated by an agreement with TR Energy, Inc. (“TR Energy”), a related party, providing for the sale by TR Energy to the Company of a portion of TR Energy’s interests in certain assets that are co-owned by the Company as follows:

1.
10% right, title, and interest in and to the lands, oil and gas leases and leasehold interests of TR Energy (the “Leases”), as well as 10% right, title, and interest in the equipment, materials, personal property, fixtures and improvements associated with the Leases.

2.
10% right, title, and interest of TR Energy in the pipeline assets, including the pipe and associated compressor stations and production equipment associated with the relevant pipeline rights-of-way and surface agreements.

3.
10% right, title, and interest of TR Energy in the saltwater disposal facility, and 10% right, title, and interest in all equipment, both surface and subsurface, appurtenant thereto or used in connection with the disposal of saltwater and other water from production or any other oilfield related activities.

As a result of the completion of the transactions contemplated under the agreement, the Company now owns 80% of the assets with the balance owned by TR Energy.

The consideration for the purchase of the TR Energy interests consisted of the issuance to TR Energy of 4,200,000 shares of common stock of the Company at $1.90 per share.  TR Energy is owned by Michael Neufeld, a Director of the Company and its President and Chief Executive Officer, and William Sudderth, the Company’s Executive Vice President.  Mr. Neufeld did not participate in the deliberations by the Company’s Board of Directors and abstained from voting on the transactions contemplated by the purchase agreement (the “Agreement”).

The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, as an issuance to accredited investors since TR Energy is owned solely by two of the Company executive officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (''SEC"). The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Company Overview

We are an organic growth-oriented independent energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region.  We currently hold interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field, which has produced approximately 2.3 trillion cubic feet of gas and approximately 400 million barrels of oil.  The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

Our Cornerstone Project is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.  We intend to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of “best in class” drilling, (i.e. using the latest drilling techniques available and seismic technology).  We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the Cornerstone Project area over the previous 28 years.  We believe implementing our drilling strategy and using new drilling and completion techniques will enable us to find significant gas and oil reserves in the Cornerstone Project area.

We conduct our main exploration and production operations through our wholly-owned subsidiary, Pegasi Operating Inc.  We conduct additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa, Inc ("TR Rodessa"). and (ii) 59 Disposal, Inc ("59 Disposal").

TR Rodessa owns a 70% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which we currently use to transport our hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.

59 Disposal owns a 70% undivided interest in and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.

We previously operated under the name Maple Mountain Explorations Inc.  On December 12, 2007, we entered into a Share Exchange Agreement with the shareholders of Pegasi Energy Resources Corporation, a Texas corporation, pursuant to which we purchased from Pegasi Energy Resources Corporation’s shareholders all issued and outstanding shares of Pegasi Energy Resources Corporation common stock in consideration for the issuance of 17,500,000 shares of our common stock. Effective January 23, 2008, we changed our name to Pegasi Energy Resources Corporation.

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

•
Develop the Cornerstone Project in East Texas through an aggressive drilling program.  We will focus our near-term efforts on development drilling on existing acreage.  We expect this drilling program to increase our proved reserve and cash flow profile.

•
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  We plan to maximize the present value of our vertical wells by utilizing a “Sawtooth” production technique.  This technique is characterized by sequentially completing multiple geologic horizons in a single wellbore in order to maximize well economics.  We will also implement the latest drilling, fracturing, and completion techniques to develop our properties including horizontal drilling.  These horizontal wells will primarily target the Bossier formation and we expect these wells to yield significantly higher hydrocarbon flow rates than our vertical wells.

•
Continue to lease underdeveloped acreage in the Cornerstone Project area.  We plan to use our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement our existing substantial acreage position in the area and provide us with significant additional drilling inventory.

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

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of September 30, 2008, we operated nine wells.  The Harris #2 well was completed in January 2008 and the Childers #2 well was completed in February 2008.  Both wells were logged to total depth and production casing set.

The first fracture treatment stage of the Cotton Valley Group in the Harris #2 and Childers #2 wells occurred in June 2008.    Permanent facilities have been installed and the wells have been placed on production. Additional stages of fracture treatment are planned for the fourth quarter of 2008. As of September 30, 2008, our leasehold position is approximately 20,000 gross acres and 14,000 net acres.  We have a 70% working interest in the acreage. We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In addition to the operating of the wells, we own a 70% undivided interest in approximately 40 miles of natural gas pipeline as well as a saltwater and drilling fluid disposal system.  The pipeline system is being extended to connect to the Harris #2 and the Childers #2.  We expanded our pipeline system by 9,238 feet, by building a new eight-inch high pressure line to accommodate our production. Additional work is being conducted on the pipeline to enhance transportation of third-party gas.

In October 2008, we issued 4.2 million shares of our common stock to TR Energy in exchange for a net 10% interest in the Cornerstone Project.  The acquisition increased our interest in the Cornerstone Project to 80% and TR Energy retains a 20% interest.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Summarized Results of Operations

	2008	2007	Increase (Decrease)
Total revenues	$950,145	$420,591	$529,554
Total operating expenses	1,072,194	401,130	671,064
Income (loss) from operations	(122,049)	19,461	(141,510)
Total other income (expenses)	144,960	(120,917)	265,877
Income (loss) before income tax expense	22,911	(101,456)	124,367
Income tax expense	(27,613)	(91,863)	(64,250)
Net loss	$(4,702)	$(193,319)	$(188,617)

Revenues:  Total revenues for the three months ended September 30, 2008 totaled $950,145, compared to $420,591 for the three months ended September 30, 2007.  Production revenues of oil and gas increased $302,834 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This increase in revenues reflects the impact of higher sales volume for natural gas as well as an increase in sales prices for natural gas of about 62%.  In addition, we completed a rework of the Bramlett well in the second quarter which resulted in a significant increase in its production, and, consequently, an increase in revenue during the three months ended September 30, 2008 of approximately $146,000 from that well.  Also during the three months ended September 30, 2008, the Childers #2 and Harris #2 wells began production.  This also resulted in a significant increase in production and an increase in revenue of approximately $206,000.  Transportation and gathering revenue increased $155,033 in the three months ended September 30, 2008, compared to the three months ended September 30, 2007 due to an overall increase in gas produced by third-party operators in the area during that time period.

Expenses:  Total operating expenses for the three months ended September 30, 2008 were $1,072,194, compared to $401,130 in the three months ended September 30, 2007.  This change is comprised of increases in general and administrative expenses and cost of gas purchased for resale.

•
General and Administrative Expense:  The $563,533 increase in general and administrative expense to $657,740 for the three months ended September 30, 2008 from $94,207 for the three months ended September 30, 2007 is primarily due to payroll expenses.  The current officer employment agreements were executed on May 1, 2007; however, the officers waived their salaries for the period May to November 2007.  Therefore, we did not pay officer salaries during the three months ended September 30, 2007.  In addition, increased legal, accounting and regulatory filing expenses have been incurred as a result of going public in late 2007.

•
Cost of Gas Purchased for Resale:  The $121,710 increase in cost of gas purchased for resale to $252,463 for the three months ended September 30, 2008 from $130,753 for the three months ended September 30, 2007 is due to an increase in the gas produced by third-party operators in the area and is consistent with the increase in the related transportation and gathering revenue.

Other Income (Expenses):  Total other income for the three months ended September 30, 2008 was $144,960, compared to $120,917 of other expenses for the three months ended September 30, 2007.  The primary reason for this $265,877 change was due to the reevaluation of the liquidated damages expense and an adjustment of $185,059 during the three months ended September 30, 2008.  At the end of the second quarter of 2008, we had accrued approximately $300,000.  During the third quarter the registration effectiveness date was extended to July 17, 2008 from May 18, 2008 (See Note 4).  In the three months ended September 30, 2008, we recognized $9,161 in interest income, primarily from our interest-bearing bank accounts.  In the three months ended September 30, 2007, we did not have interest-bearing bank accounts.  We also had a $29,593 decrease in our interest expense to $98,423 for the three months ended September 30, 2008 from $128,016 for the three months ended September 30, 2007 primarily due to the $1 million principal payment made on the note payable to Teton, Ltd. in January 2008.

Income Tax Expense:  In the three months ended September 30, 2008, we recognized deferred income tax expense of $27,613 and recognized deferred income tax expense of $91,863 in the third quarter of 2007.  The $64,250 difference is primarily due to our election to capitalize intangible drilling and completion costs for tax purposes as of January 1, 2008.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $4,702 in the three months ended September 30, 2008 as compared to an operating loss of $193,319 in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Summarized Results of Operations

	2008	2007	Increase (Decrease)
Total revenues	$2,127,501	$1,670,669	$456,832
Total operating expenses	3,187,242	1,438,771	1,748,471
Income (loss) from operations	(1,059,741)	231,898	(1,291,639)
Total other income (expenses)	(127,750)	(390,148)	262,398
Income (loss) before income tax expense	(1,187,491)	(158,250)	1,029,241
Income tax expense	(90,365)	(774,720)	(684,355)
Net loss	$(1,277,856)	$(932,970)	$344,886

Revenues:  Total revenues for the nine months ended September 30, 2008 totaled $2,127,501, compared to $1,670,669 for the nine months ended September 30, 2007.  Production revenues of oil and gas increased $357,704 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  This increase in revenues reflects the impact of higher sales volume for natural gas as well as an increase in sales prices for natural gas of about 68%.  In addition, we completed a rework of the Bramlet well during the nine months ended September 30, 2008 which resulted in a significant increase in the production, and, consequently, an increase in revenue from the well of approximately $437,000 for the nine months ended September 30, 2008.  Also during the nine months ended September 30, 2008, the Childers #2 and Harris #2 wells began production.  This also resulted in a significant increase in production and an increase in revenue of approximately $206,000.  The increase in production from the Bramlet, Childers #2 and Harris #2 wells were partially offset by a decrease in production from the Childers #1 and the Huntington #3 wells.  Both wells stopped producing in 2008.  Overall, oil prices during the nine months ended September 30, 2008 also increased about 53% from the nine months ended September 30, 2007.  Transportation and gathering revenue increased $207,181 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 due to an overall increase in gas produced by third-party operators in the area during that time period.  Saltwater disposal income decreased by $140,917 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  Many of 59 Disposal’s customers have opened their own non-commercial disposal systems, and therefore no longer require outside disposal services.  This is a growing trend for hauling companies in the area, and could continue to impact disposal revenues.

Expenses:  Operating expenses increased to $3,187,242 in the nine months ended September 30, 2008 from $1,438,771 in the nine months ended September 30, 2007.  This change is comprised of increases in general and administrative expenses and the cost of gas purchased for resale, partially offset by reductions in saltwater disposal expenses and depreciation and depletion expense.

•
 General and Administrative Expense:  The $1,721,694 increase in general and administrative expense to $1,996,526 for the nine months ended September 30, 2008 from $274,832 for the nine months ended September 30, 2007 is primarily due to payroll expenses.  The current officer employment agreements were executed on May 1, 2007; however, the officers waived their salaries for the period May to November 2007.  Therefore, we did not pay officer salaries during the nine months ended September 30, 2007.  Total salaries for the nine months ended September 30, 2008 were approximately $747,692 as compared to approximately $82,330 for the nine months ended September 30, 2007.  In addition, increased legal, accounting and regulatory filing expenses have been incurred in the nine months ended September 30, 2008 as a result of going public in late 2007.

•
Cost of Gas Purchased for Resale:  The $176,698 increase in cost of gas purchased for resale to $632,807 for the nine months ended September 30, 2008 from $456,109 for the nine months ended September 30, 2007 is due to an increase in the gas produced by third-party operators in the area and is consistent with the increase in the related transportation and gathering revenue.

•
Saltwater Disposal Expenses:  The decrease in saltwater disposal expenses to $159,560 for the nine months ended September 30, 2008 from $262,313 for the nine months ended September 30, 2007 corresponds to the decrease in saltwater disposal income.

Other Income (Expense):  Total other expenses for the nine months ended September 30, 2008 were $127,750, compared to $390,148 for the nine months ended September 30, 2007.  The primary reason for this $262,398 change was due to the reevaluation of the liquidated damages expense and an adjustment of $185,059 during the three months ended September 30, 2008.  At the end of the second quarter of 2008, we had accrued approximately $300,000.  During the three months ended September 30, 2008 the registration effectiveness date was extended to July 17, 2008 from May 18, 2008 (See Note 4). In the nine months ended September 30, 2008, we recognized $73,026 in interest income, primarily from our interest-bearing bank accounts.  In the nine months ended September 30, 2007, we did not have interest-bearing bank accounts.  We also had an $85,004 decrease in our interest expense to $293,421 for the nine months ended September 30, 2008 from $378,425 for the nine months ended September 30, 2007 primarily due to the $1 million principal payment made on the note payable to Teton, Ltd. in January 2008.

Income Tax Expense:  In the nine months ended September 30, 2008, we recognized deferred income tax expense of $90,365 and recognized deferred income tax expense of $774,720 during the nine months ended September 30, 2007.  The $684,355 difference is primarily the result of First Southern Crown, Inc., 59 Disposal, and TR Rodessa converting from partnerships to taxable corporations in 2007 and represents temporary differences primarily created by oil and gas properties as well as property and equipment.  Our election to capitalize our intangible drilling and completion costs for income tax purposes as of January 1, 2008 also resulted in a lower deferred tax expense for 2008.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $1,277,856 for the nine months ended September 30, 2008 as compared to an operating loss of $932,970 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

We ended the third quarter of 2008 with approximately $1.3 million in cash and cash equivalents, compared to approximately $8.9 million at December 31, 2007.  The decrease in cash and cash equivalents is related to drilling and completion work performed on the Harris #2 and Childers #2 wells in January 2008 and February 2008, respectively, fracture treatment on the Harris #2 and Childers #2 in June 2008, purchases of lease and well equipment and oil and gas properties, a payment made on our line-of-credit with Teton, Inc., a related party, and payments made on operating liabilities.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Total cash provided by (used in):
Operating activities	$(2,083,870)	$215,734
Investing activities	(4,488,108)	(306,607)
Financing activities	(1,031,143)	132,696
Increase (decrease) in cash and cash equivalents	$(7,603,121)	$41,823

Cash used in operating activities in the nine months ended September 30, 2008 totaled $2,083,870, compared to $215,733 provided by operating activities in the nine months ended September 30, 2007.  The change is primarily due to an increase in cash used by changes in connection with operating assets and liabilities, and by an increase in the net loss.  The net loss was $1,277,856 in the nine months ended September 30, 2008, an increase from the net loss of $932,970 in the nine months ended September 30, 2007.  The changes in operating assets and liabilities are primarily due to changes in related party joint-interest deposits payable and accounts payable.

Cash used in investing activities in the nine months ended September 30, 2008 was $4,488,108, compared to $306,606 in the nine months ended September 30, 2007.  The change is due primarily to increased drilling activities in nine months ended September 30, 2008.  Drilling and completion of the Harris #2 and Childers #2 wells were finished in January 2008 and February 2008, respectively.  In addition, fracture treatment of the two wells began in June 2008.  We spent in excess of $3.9 million on lease and well equipment, leasehold costs and intangible drilling and completion costs in the first nine months of 2008, compared to $246,927 in the first nine months of 2007.  Finally, property and equipment purchases were approximately $522,000 in the first nine months of 2008 compared to $60,000 in the first nine months of 2007.

Cash used in financing activities in the nine months ended September 30, 2008 totaled $1,031,143, compared to $132,696 of cash provided by financing activities in the nine months ended September 30, 2007.  This change is due primarily to the payment of $1,000,000 on a related party line-of-credit in January 2008.

Sources of Liquidity

Our most significant source of liquidity continues to be the funds generated in the public offering in December 2007.  We believe that the proceeds from the offering will be sufficient to finance our operations for the remainder of 2008.  However, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We entered into a credit agreement with lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of September 30, 2008, we have not drawn any funds on the line-of-credit, but may choose to do so in the future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Accounts Receivable

We perform ongoing credit evaluations of our customers’ financial condition and extend credit to virtually all of our customers.  Collateral is generally not required, nor is interest charged on past due balances.  Credit losses to date have not been significant and have been within management’s expectations.  In the event of complete non-performance by our customers, our maximum exposure is the outstanding accounts receivable balance at the date of non-performance.

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

Oil and Gas Properties

We use the full-cost method of accounting for our oil and gas producing activities, which are all located in Texas.  Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly-related overhead costs, are capitalized.

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

Revenue Recognition

We utilize the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on our net revenue interest in the wells.  Crude oil inventories are immaterial and are not recorded.

Gas imbalances are accounted for using the sales method.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  However, we have no history of significant gas imbalances.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act")  as of September 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In the course of responding to comments issued by the SEC on our registration statement, a number of material weaknesses were brought to our attention that needed to be addressed.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature and specifically resulted in us restating previously filed annual and quarterly consolidated financial statements as a result of errors in the accounting for minority interests in our subsidiary as well as improperly accounting for receivables as contributions. Further, there is a reasonable possibility that material misstatements of the consolidated financial statements including disclosures will not be prevented or detected on a timely basis as a result; and

b)	We improperly accounted for reserves discovered after the proper cut-off date for reserve reporting requirements.

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2009 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of fiscal 2009, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future as necessary in order to ensure proper accounting for our consolidated financial statements.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our internal accounting staff consists solely of a Chief Financial Officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Our subsidiary, 59 Disposal, is now wholly-owned by us and there is no longer a minority interest in such subsidiary or any of our other subsidiaries.  As a result, we believe that this material weakness has been resolved.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION
Date: November 13, 2008	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)