Form 10-K
period 2008-12-31
Pegasi Energy Resources Corporation.
filed 2009-03-31
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 333-134568

PEGASI ENERGY RESOURCES CORPORATION
(Exact name of issuer as specified in its charter)

Nevada	20-4711443
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

218 N. Broadway, Suite 204 Tyler, Texas	75702	(903) 595-4139
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2008, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $24,201,602. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2009, there were 33,610,801 shares of the registrant’s common stock outstanding.

PEGASI ENERGY RESOURCES CORPORATION
FORM 10-K

For the Year Ended December 31, 2008

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of Pegasi Energy Resources Corporation (“PERC,” or the “Company”) on Form 10-K contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein.

ITEM 1.  BUSINESS.

Overview of Business

We are an independent organic growth-oriented energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region. We currently hold interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field, which has produced approximately 2.3 trillion cubic feet of gas and 400 million barrels of oil. The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

Our business strategy, which we have designated the “Cornerstone Project” or “CP”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area. We intend to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of “best in class” drilling completion and seismic technology. We believe that our management team is uniquely familiar with the history and geology of the CP area based on their collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the CP area over the previous 28 years. We believe our drilling strategy combined with the application of 3-D seismic imaging technology and the application of new drilling and completion techniques will enable us to find significant gas and oil reserves in the CP area. Our management team will also use its extensive experience and industry relationships to grow our company through new leasing and farm-in opportunities.

Corporate History

We previously operated under the name Maple Mountain Explorations, Inc. (“Maple Mountain”), a Nevada corporation.  On December 12, 2007, Maple Mountain entered into a Share Exchange Agreement (the “Share Exchange”) with the shareholders of PERC, a Texas corporation, pursuant to which Maple Mountain purchased from PERC’s shareholders all issued and outstanding shares of PERC’s common stock in consideration for the issuance of 17,500,000 shares of Maple Mountain’s common stock. Effective January 23, 2008, we changed our name to Pegasi Energy Resources Corporation.

Principal Operations

We began our leasing and farm-in activities in the Rodessa field area of the East Texas oil and gas basin in 2000. Our initial leasehold purchase was comprised of approximately 1,500 gross acres, which has grown to approximately 21,000 gross acres (approximately 14,000 net acres) as of December 2008. We have an 80% working interest in the acreage. We serve as operator of the Cornerstone Project with a working interest partner, TR Energy Inc. (“TR Energy”), a related party, to develop our acreage position in the Cornerstone Project. TR Energy currently maintains a 20% interest in the Cornerstone Project properties. Since initiating operations in 2000, we have drilled nine productive wells.

We have been aggressively acquiring oil and gas leases to add to our existing lease inventory. Based on detailed log analysis of thousands of wells from our database and information derived from our drilling experience in the area, 109 drilling locations have been identified on our present leased acreage. We are currently focusing on an initial well drilling program.

During our initial 12-month vertical well drilling program, we will target gas reserves in the Cotton Valley, Travis Peak, and Pettit geologic formations at depths ranging from 6,500 – 10,500 feet. We also plan on drilling horizontal wells to target oil in the Bossier formation at depths around 10,000 feet.

Other Operations

We conduct our main exploration and production operations through our wholly-owned subsidiary, Pegasi Operating Inc. (“POI”).  We conduct additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa, Inc ("TR Rodessa"). and (ii) 59 Disposal, Inc ("59 Disposal").

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which we currently use to transport our hydrocarbons to market. Excess capacity on this system is used to transport third-party hydrocarbons.

59 Disposal owns an 80% undivided interest in and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

•	Develop the Cornerstone Project in East Texas through an aggressive drilling program. We will focus our near-term efforts on development drilling on existing acreage.
•
Apply management expertise in the CP area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production. We plan to maximize the present value of our vertical wells by utilizing a shotgun dual or sawtooth production technique.  The decision to complete in this manner will be determined after an evaluation of the electric logs and other open-hole logs are run in the well. We will also implement the latest drilling, fracturing and completion techniques including shotgun duals to develop our properties as well as horizontal drilling. These horizontal wells will primarily target the Bossier formation and our management anticipates these wells will yield higher hydrocarbon flow rates than our vertical wells.

•
Continue to lease underdeveloped acreage in the Cornerstone Project area. We intend to use our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.   We intend to target acreage with exploitation and technology upside within the Cornerstone Project area. Most properties in the CP area are held by smaller independent companies that lack the resources to exploit them to the fullest extent. We intend to pursue these opportunities to selectively expand our portfolio of properties. These acreage additions will complement our existing substantial acreage position in the area and provide us with significant additional drilling inventory.

•
Maintain a conservative and flexible financial strategy. We intend to continue focusing on maintaining a low level of corporate overhead expense in addition to continued utilization of outsourcing, when appropriate, to maximize cash flow. We believe this internally-generated cash flow, coupled with reserve-based debt financing when appropriate, will provide the optimal capital structure to fund our future drilling activity.

Well Economics

We plan to initially drill vertical wells to approximately 10,500 feet targeting the lower Cotton Valley formation (primarily gas). The estimated future development cost expected to be incurred relative to the proved reserves in this formation totals approximately $14.6 million. The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 69.  The estimated ultimate recovery includes all proved reserves except those that are currently producing. Proved developed and undeveloped oil and gas in this formation include 7.4 bcf and 0.18 MMBO of proved undeveloped reserves, 1.6 bcf and .04 MMBO of proved behind-pipe reserves, .04 bcf and .03 MMBO of proved developed non-producing reserves and 0.5 bcf and 0.01 MMBO proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery. We use this ratio, with the commodity price factored in, to determine the viability of drilling a well. The limitation of this measure is that it is based on estimates that are inherently imprecise. The manner in which we have calculated the finding and development costs may differ from how other companies calculate a like measure. We estimate the well economics of drilling a lower Cotton Valley well on our acreage as seen below.

Cotton Valley Vertical Well Economics
Estimated Future Development Costs ~$14.6 mil	Estimated Ultimate Recovery: ~10.5 bcfe
Finding and Development Costs: ~$1.40 / mcfe	% Gas: ~86%

In order to maximize our rate of return on our vertical wells, we plan on implementing a shotgun-dual or sawtooth production technique.  Under this technique, we will drill and complete multiple geologic horizons in a sequential manner as described below.

•	We will initially complete and produce the lower Cotton Valley pay zone (~10,500 ft.);
•
After producing the lower Cotton Valley zone for a period of time, we will move uphole to recomplete the upper Cotton Valley (~8,200 ft.), Travis Peak Zone (~7,500 ft.) and/or Pettit Zone (~6,500 ft.);

•	After producing the upper Cotton Valley, Travis Peak and/or Pettit Zones for a period of time, we will co-mingle all zones and produce through the end of the well’s life.

The estimated future development costs expected to be incurred relative to the proved reserves in upper Cotton Valley, Travis Peak, Pettit and co-mingled formations total approximately $7 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by SFAS No. 69.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in these formations include 12.0 bcf and .55 MMBO of proved undeveloped reserves, 5.5 bcf and 0.22 MMBO of proved behind-pipe reserves, .4 bcf and .004 MMBO of proved developed non-producing reserves and 0.11 bcf and 0.02 MMBO of proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The production technique is expected to result in improved well economics as indicated below.

Shotgun-dual or Sawtooth Vertical Well Economics
Estimated Future Development Costs ~$7 mil	Estimated Ultimate Recovery: ~22.5 bcfe
Finding and Development Costs: ~$0.31 / mcfe	% Gas: ~79%

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two years ended December 31.

	2008	2007
Production
Average sales price per mcf	$7.95	$5.96
Average sales price per bbl	$100.76	$68.42
Average production cost per mcfe	$2.84	$1.95
Net oil production (barrels)	7,429	4,964
Net gas production (mcf)	62,979	92,533
Productive wells – oil
Gross	2	2
Net	2	1
Productive wells – gas
Gross	3	5
Net	2	4
Developed acreage
Gross acreage	2,767	1,387
Net acreage	2,760	1,387
Undeveloped acreage
Gross	17,895	17,090
Net	11,303	11,722
Drilling activity
Net productive exploratory wells drilled	-	-
Net dry exploratory wells drilled	-	-

 We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

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

We currently have access to several interstate pipelines as well as local end users, however the market for oil and natural gas that we expect to produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.

Regulations

General

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Most of our drilling operations will require permit or authorizations from federal, state or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We further believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission (“FERC”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon our capital expenditures, earnings, or competitive position.

Federal Regulation of Sales and Transportation of Natural Gas

Historically, the transportation and sale of natural gas and its component parts in interstate commerce has been regulated under several laws enacted by Congress and the regulations passed under these laws by FERC. Our sales of natural gas, including condensate and liquids, may be affected by the availability, terms, and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and FERC that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions. We cannot predict what further action FERC will take on these matters. Some of FERC’s more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with whom we compete.

State Regulation

Our operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling and spacing units or proration units and the unitization or pooling of oil and gas properties.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, except as noted above, does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws.

 Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the natural gas and crude oil industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our consolidated financial position or results of operations. Moreover, we maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. A serious incident of pollution may result in the suspension or cessation of operations in the affected area.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a “hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. In the course of our operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed. Although CERCLA currently contains a "petroleum exclusion" from the definition of “hazardous,” state laws affecting our operations impose cleanup liability relating to petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

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

Oil Pollution Act of 1990

United States federal regulations also require certain owners and operators of facilities that store or otherwise handle crude oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of crude oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to crude oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

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

Resource Conservation Recovery Act

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

Clean Water Act

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the Environmental Protection Agency has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Safe Drinking Water Act

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

Air Pollution Control

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

Employees

As of March 1, 2009, we had eight full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be excellent. We seek to use contract workers and anticipate maintaining a small full-time employee base.  We have a staff services agreement with Odyssey One Source, Inc. whereby we jointly employ personnel and share employment responsibilities for the staff.  The agreement was effective December 15, 2007 for a one-year term at which time it continued on a month-to-month basis.

ITEM 1A.  RISK FACTORS.

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and consolidated financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Risks Related to Our Business

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $684,923 and $2,182,317 for the years ended December 31, 2008 and 2007, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have been engaged in the business of oil and gas exploration and development for only a short amount of time, and have limited current oil or natural gas operations.  The business of acquiring, exploring for, developing and producing oil and natural gas reserves is inherently risky.  As an oil and gas acquisition, exploration and development company with limited operating history, it is difficult for potential investors to evaluate our business.  Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Our lack of diversification will increase the risk of an investment in PERC, and our consolidated financial condition and results of operations may deteriorate if we fail to diversify.

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

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

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

The oil and gas industry is highly competitive.  Other oil and gas companies may seek to acquire oil and gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate.   Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our consolidated results of operations and financial condition.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Texas alone will not alone be sufficient to fund our operations or planned growth.  We will require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs.  We may be unable to obtain additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

Future acquisitions and future exploration, development, production, leasing activities and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, the capital received through initial offering in December 2007 may not be sufficient to fund our operations going forward without obtaining additional capital financing.

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

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our consolidated financial results.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business.  If we fail to effectively manage our growth, our financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

·	meet our capital needs;
·	expand our systems effectively or efficiently or in a timely manner;
·	allocate our human resources optimally;
·	identify and hire qualified employees or retain valued employees; or
·	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our consolidated financial results could be adversely affected by inefficiency, which could diminish our profitability.

If we are unable to retain the services of Messrs. Neufeld, Sudderth or Lindermanis, or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of Mr. Michael Neufeld, our President and Chairman, Mr. William Sudderth, our Executive Vice President or Mr. Richard Lindermanis, our Executive Vice President and Chief Financial Officer. Loss of the services of Messrs. Neufeld, Sudderth or Lindermanis could have a material adverse effect on our growth, revenues, and prospective business. We do not have key-man insurance on the life of Messrs. Neufeld, Sudderth or Lindermanis. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others.  The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future consolidated operating results.  We may become subject to liability for pollution, blow-outs or other hazards.  We intend to obtain insurance with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets.  Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable.  Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years, and have risen to record levels on a nominal basis in 2006.  The average price for West Texas Intermediate oil in 2005 was $56.64 per barrel and in 2006 it was $66.05 per barrel.  The average price per barrel increased to $72.34 in 2007 and $99.67 in 2008.  However, as of December 31, 2008 the price had experienced a significant decrease to $44.60 per barrel (source: U.S. Energy Information Administration).  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Prices have continued to decrease since year end and as of March 2, 2009 were $40.07 per barrel.  These decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Increases in our operating expenses will impact our operating results and financial condition.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues and profits we derive from the oil and natural gas that we produce.  These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs.  If these costs exceed our expectations, this may adversely affect our consolidated results of operations.  In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

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

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. We generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our consolidated results of operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our consolidated financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure. Incurring any such liability may have a material adverse effect on our consolidated financial position and operations.

Any change in government regulation and/or administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our Company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

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

Challenges to our properties may impact our consolidated financial condition.

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

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock.

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

·
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

·	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
·	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
·	fluctuations in revenue from our oil and gas business as new reserves come to market;
·	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
·	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
·	quarterly variations in our revenues and operating expenses;
·	changes in the valuation of similarly situated companies, both in our industry and in other industries;
·	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
·	changes in the accounting methods used in or otherwise affecting our industry;
·	additions and departures of key personnel;
·	announcements of technological innovations or new products available to the oil and gas industry;
·	announcements by relevant governments pertaining to incentives for alternative energy development programs;
·	fluctuations in interest rates and the availability of capital in the capital markets; and
·
significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in our initial offering in December 2007, and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our consolidated results of operations and financial condition.

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

Our officers, directors and principal shareholders own a controlling interest in our voting stock and investors will not have any voice in our management.

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 57.6% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors, executive officers and principal shareholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal shareholders, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 218 N. Broadway, Suite 204 Tyler, Texas 75702. Our telephone number is (903) 595-4139.

The principal executive office occupies 2,200 square feet with a monthly rate of $2,150.  The term of the original lease is for a five-year period expiring August 31, 2010 with an option to renew for two one-year periods on the same terms with inflation adjustments.

  Our field operations are conducted out of our Jefferson, Texas office at 3546 N. US Hwy. 59, Jefferson, Texas 75657, and the phone number is (903) 665-8225.  The lease was amended on July 1, 2008 to add an additional 3,600 square feet for a total of 5,300 square feet.  The monthly rent was also amended as of that date from $750 to $4,500 per month until the lease expires on January 1, 2012 with the option to extend on a month-to-month basis.  The monthly cost includes surface-use rights for the storing of equipment.

Our Houston, Texas office is located at 710 N. Post Oak Road, Suite 315, Houston, Texas 77024, and its phone number is (713) 824-0895.  The lease was on an annual basis expiring July 31, 2009.  Due to damage sustained during Hurricane Ike in October 2008 we are no longer able to occupy this office and therefore we are no longer paying rent.  We are unsure at this time if this property will be rebuilt.  We currently lease a total of approximately 7,500 square feet of office space in Tyler and Jefferson and believe that suitable additional space to accommodate our anticipated growth will be available in the future on commercially reasonable terms.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas. As of December 31, 2008 we operated nine wells.

As of December 31, 2008, we held leases on approximately 21,000 gross acres, with us owning approximately 14,000 net acres. We have an 80% working interest in the acreage. We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In addition to the operating of the wells, we own an 80% undivided interest in approximately 40 miles of a natural gas pipeline, as well as an 80% undivided interest in a saltwater and drilling fluid disposal system.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, consolidated financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTCBB under the symbol “PGSI”.   Prior to February 6, 2008, our common stock was quoted on the OTCBB under the symbol “MPXP”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2007
	High	Low
First Quarter	xxx	xxx
Second Quarter	xxx	xxx
Third Quarter	xxx	xxx
Fourth Quarter (1)	$1.20	$1.20

	Year Ended December 31, 2008
	High	Low
First Quarter	$2.15	$1.20
Second Quarter	$2.95	$1.67
Third Quarter	$3.05	$1.75
Fourth Quarter	$2.05	$0.60

(1)	Our stock first traded on December 26, 2007.

HOLDERS

As of March 30, 2009, we had approximately 47 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251.

DIVIDENDS

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our consolidated financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

RECENT SALE OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

On October 7, 2008, we issued to TR Energy, a related party, 4,200,000 shares of our common stock in exchange for a portion of TR Energy’s interests in various assets, as follows:

1.
A 10% right, title, and interest in and to the lands, oil and gas leases and leasehold interests of TR Energy, as well as a 10% right, title, and interest in the equipment, materials, personal property, fixtures and improvements associated with such leases.

2.
A 10% right, title, and interest in the assets of TR Rodessa, including the pipe and associated compressor stations and production equipment associated with the relevant pipeline rights-of-way and surface agreements.

3.
A 10% right, title, and interest in the saltwater disposal facility known as 59 Disposal and a 10%  right, title, and interest in all equipment, both surface and subsurface, appurtenant thereto or used  in connection with the disposal of saltwater and other water from production or any other oilfield related activities.

TR Energy is owned by Michael Neufeld, a Director of the Company and its President and Chief Executive Officer, and William Sudderth, the Company’s Executive Vice President.

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of March 1, 2009.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	900,000	$1.20	850,000
Equity compensation plans not approved by shareholders	-	$-	-

Total	900,000	$1.20	850,000

ITEM 6.  SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

Our Cornerstone Project is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.  We intend to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of “best in class” drilling, (i.e. using the latest drilling techniques available and seismic technology).  We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the Cornerstone Project area over the previous 29 years.  We believe implementing our drilling strategy and using new drilling and completion techniques will enable us to find significant gas and oil reserves in the Cornerstone Project area.

We conduct our main exploration and production operations through our wholly-owned subsidiary, POI.  We conduct additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa and (ii) 59 Disposal.

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which we currently use to transport our hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.  TR Rodessa expanded the capacity of its system through the construction of a new 9,238 foot 8”  trunkline in 2008. A total in excess of one mile of 4” laterals were constructed to the Childers #2, Harris #2, Huntington #4 and Childers # 3 well sites. These gathering lines have been tied into the central gathering point at the Huntington location.

59 Disposal owns an 80% undivided interest in and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.

We previously operated under the name Maple Mountain.  On December 12, 2007, Maple Mountain entered into a Share Exchange with the shareholders of PERC, a Texas corporation, pursuant to which Maple Mountain purchased from PERC’s shareholders all issued and outstanding shares of PERC’s common stock in consideration for the issuance of 17,500,000 shares of Maple Mountain’s common stock.  Effective January 23, 2008, we changed our name to Pegasi Energy Resources Corporation.

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

·
Develop the Cornerstone Project in East Texas through an aggressive drilling program.  We will focus our near-term efforts on development drilling on existing acreage.  We expect this drilling program to increase our proved reserve and cash flow profile.

·
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  We plan to maximize the present value of our vertical wells by utilizing a shotgun dual or sawtooth production technique. We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties as well as horizontal drilling.  These horizontal wells will primarily target the Bossier formation and we anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.

·
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

·
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

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of December 31, 2008, we operated nine wells.  The Harris #2 well was completed in January 2008 and the Childers #2 well was completed in February 2008 and each began producing in July and June 2008, respectively.

The first fracture treatment stage of the Cotton Valley Group in the Harris #2 and Childers #2 wells occurred in June 2008.    Permanent facilities have been installed and the wells have been placed on production.  As of December 31, 2008, our leasehold position is approximately 21,000 gross acres and 14,000 net acres.  We have an 80% working interest in the acreage. We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In addition to the operating of the wells, we own an 80% undivided interest in approximately 40 miles of natural gas pipeline as well as an 80% undivided interest in a saltwater and drilling fluid disposal system.  The pipeline system was extended to connect to the Harris #2 and the Childers #2.  We expanded our pipeline system by 9,238 feet, by building a new eight-inch high pressure line to accommodate our production. Additional work is anticipated on the pipeline to enhance transportation of third-party gas.

In October 2008, we issued 4.2 million shares of our common stock to TR Energy, a related party, in exchange for a net 10% interest in the Cornerstone Project.  The acquisition increased our interest in the Cornerstone Project to 80% and TR Energy retains a 20% interest.

In January 2009, we engaged an exclusive financial advisor to assist in securing additional capital.  It is our intention to raise additional capital so that we may add stages of fracture treatment to the Harris #2 and Childers #2 as well as deepening the Childers #1 and Harris #1.  The deepening will be to a minimum depth to complete the wells in the Cotton Valley formation and possibly deeper in order to evaluate the Cotton Valley Lime.  Additional capital will also be used to drill and complete wells on the previously constructed Huntington #4 and Childers #3 locations to approximately 10,500 feet.  We are also considering the raising of additional capital through the participation in drilling partnerships in order to continue the development of our large leasehold.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Summarized Results of Operations

	2008	2007	Increase (Decrease)
Total revenues	$2,601,236	$2,133,009	$468,227
Total other operating expenses	1,628,851	1,437,106	191,745
Total general and administrative expense	2,553,471	1,129,737	1,423,734
Loss from operations	(1,581,086)	(433,834)	(1,147,252)
Total other income (expenses)	(201,223)	(629,615)	428,392
Loss before income tax benefit (expense)	(1,782,309)	(1,063,449)	(718,860)
Income tax benefit (expense)	1,097,386	(1,118,868)	2,216,254
Net loss	$(684,923)	$(2,182,317)	$1,497,394

Revenues:  Total revenues for the year ended December 31, 2008 totaled $2,601,236, compared to $2,133,009 for the year ended December 31, 2007.  Production revenues of oil and gas increased $366,975 to $1,258,047 for the year ended December 31, 2008 compared to $872,072 for the year ended December 31, 2007.  This increase in revenues reflects the impact of an increase in sales prices for natural gas of about 31%.  In addition, we completed a rework of the Bramlett well in the second quarter which resulted in approximately a 15% increase in its production.  Also during the third quarter of 2008, the Childers #2 and Harris #2 wells began production.  During the fourth quarter we purchased an additional 10% interest in wells that we operate from TR Energy resulting in an increase in oil and gas revenue.  Transportation and gathering revenue increased $189,546 in the year ended December 31, 2008, compared to the year ended December 31, 2007 due to an overall increase in gas produced by third-party operators in the area and higher natural gas prices during that time period.  Our acquisition of an additional 10% interest in the pipeline, from TR Energy, during the fourth quarter also resulted in increased transportation and gathering revenue for 2008.

Expenses:  Total other operating expenses for the year ended December 31, 2008 were $1,628,851, compared to $1,437,106 for the year ended December 31, 2007.  This change is comprised of increases in lease operating expenses and  cost of gas purchased for resale.  In addition, general and administrative expenses for the year ended December 31, 2008 were $2,553,471 compared to $1,129,737 for the year ended December 31, 2007.

·
Cost of Gas Purchased for Resale:  The $164,555 increase in cost of gas purchased for resale to $708,142 for the year ended December 31, 2008 from $543,587 for the year ended December 31, 2007 is due to an increase in the gas produced by third-party operators in the area, higher natural gas prices and is consistent with the increase in the related transportation and gathering revenue.

·
Lease Operating Expenses:  The $67,189 increase in lease operating expenses to $305,540 for the year ended December 31, 2008 from $238,351 for the year ended December 31, 2007 is primarily due to new wells such as the Childers #2 and Harris #2 beginning production during 2008.

·
General and Administrative Expense:  The $1,423,734 increase in general and administrative expense to $2,553,471 for the year ended December 31, 2008 from $1,129,737 for the year ended December 31, 2007 is primarily due to payroll expenses.  The current officer employment agreements were executed on May 1, 2007; however, the officers waived their salaries for the period May to November 2007.  Therefore, we did not pay officer salaries during that period.  In addition, increased legal, accounting and regulatory filing expenses have been incurred as a result of going public in late 2007.

Other Income (Expenses):  Total other expense for the year ended December 31, 2008 was $201,223, compared to $629,615 of other expenses for the year ended December 31, 2007.  The primary reason for this $428,392 change was due to a decrease in interest expense of $325,733 due to a $1 million payment made on the note payable to Teton, Ltd. (“Teton”), a related party, in January 2008.  During the year ended December 31, 2008, we recognized $73,814 in interest income, primarily from our interest-bearing bank accounts.  In the year ended December 31, 2007, we recognized only $9,182 in interest income.

Income Tax Expense:  During the year ended December 31, 2008, we recognized a deferred income tax benefit of $1,097,386 and recognized deferred income tax expense of $1,118,868 in the year ended December 31, 2007.  The $2,216,254 difference is primarily due a change in the valuation allowance because of the likelihood that we would not be liable for any deferred tax liabilities.  We also elected to capitalize our intangible drilling and completion costs for tax purposes as of January 1, 2008.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $684,923 in the year ended December 31, 2008 as compared to an operating loss of $2,182,317 in the year ended December 31, 2007.

Liquidity and Capital Resources

We held approximately $0.8 million in cash and cash equivalents at December 31, 2008, compared to approximately $8.9 million at December 31, 2007.  The decrease in cash and cash equivalents is related to drilling and completion work performed on the Harris #2 and Childers #2 wells in January and February 2008, respectively, fracture treatment on the Harris #2 and Childers #2 in June 2008, purchases of lease and well equipment and oil and gas properties, a payment made on our note payable with Teton, a related party, and payments made on operating liabilities.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Total cash provided by (used in):
Operating activities	$(2,710,683)	$1,246,104
Investing activities	(4,687,328)	(1,077,276)
Financing activities	(745,017)	8,407,448
Increase (decrease) in cash and cash equivalents	$(8,143,028)	$8,576,276

Cash used in operating activities for the year ended December 31, 2008 totaled $2,710,683, compared to $1,246,104 provided by operating activities for the year ended December 31, 2007.  The change is primarily due to an increase in cash used by changes in connection with operating assets and liabilities, and by a decrease in the net loss.   The net loss was $684,923 for the year ended December 31, 2008, a decrease from the net loss of $2,182,317 for the year ended December 31, 2007.  The net loss for 2008 includes a deferred tax benefit of $1,097,386 resulting from changes in the deferred tax allowance account.  The changes in operating assets and liabilities are primarily due to changes in related party joint-interest deposits payable and accounts payable.

Cash used in investing activities for the year ended December 31, 2008 was $4,687,328, compared to $1,077,276 for the year ended December 31, 2007.  The change is due primarily to increased drilling activities during the year ended December 31, 2008.  Drilling and completion of the Harris #2 and Childers #2 wells were finished in January and February 2008, respectively.  In addition, fracture treatment of the two wells began in June 2008.  We spent approximately $4.5 million on lease and well equipment, leasehold costs and intangible drilling and completion costs in 2008, compared to approximately $1,000,000 in 2007.  Finally, property and equipment purchases were approximately $221,000 in 2008 compared to approximately $73,000 in 2007.

Cash used in financing activities for the year ended December 31, 2008 totaled $745,017, compared to $8,407,448 of cash provided by financing activities for the year ended December 31, 2007.  This change is due primarily to the payment of $742,544 principal on a related party note in January 2008 and proceeds from the issuance of capital stock of $8,671,955 in 2007.

Sources of Liquidity

Our most significant source of liquidity continues to be the funds generated in the public offering in December 2007.  We have also utilized related party financing in the form of notes payable.  We believe that the proceeds from the offering and financing available from related parties will be sufficient to finance our operations for approximately nine months.  However, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  In January 2009 we engaged an exclusive advisor to assist in these matters and are considering raising additional capital through the participation in drilling partnerships in order to continue the development of our large leasehold.  We also entered into a credit agreement with lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of December 31, 2008, these conditions had not been met.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.  Upon the sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.

Oil and Gas Properties

We use the full-cost method of accounting for our oil and gas producing activities, which are all located in Texas.  Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly-related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value,” discounted at a ten percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties and less the income tax effects related to the properties.

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

Gas imbalances are accounted for using the entitlement method.  Under this method, revenues are recognized only to the extent of our proportionate share of the gas sold.  However, we have no history of significant gas imbalances.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The FASB does not expect that SFAS No. 162 will result in a change in current practice, and the Company does not believe that SFAS No. 162 will have an impact on its consolidated operating results, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.  SFAS No. 141R and SFAS No. 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements.  SFAS No. 141R retains the fundamental requirements in SFAS No. 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These statements become simultaneously effective January 1, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s consolidated operating results, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007.  It permits entities to choose to measure many financial instruments and certain other items at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings.  Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 related to recurring financial assets and liabilities beginning fiscal 2008. The adoption had no impact on our consolidated financial statements. The Company is currently evaluating the potential impact of SFAS No. 157 to nonfinancial assets and liabilities on our consolidated financial position, results of operation and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

PEGASI ENERGY RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pegasi Energy Resources Corporation

We have audited the accompanying consolidated balance sheets of Pegasi Energy Resources Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasi Energy Resources Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas
March 31, 2009

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$792,255	$8,935,283
Accounts receivable, trade	249,651	269,400
Accounts receivable, related parties	69,408	106,926
Joint interest billing receivable, related parties, net	58,249	122,542
Other current assets	166,972	322,110
Total current assets	1,336,535	9,756,261

Property and equipment:
Equipment	573,188	635,090
Pipelines	701,806	185,745
Buildings	19,916	28,451
Leasehold improvements	7,022	-
Vehicles	50,663	50,663
Office furniture	134,407	39,125
Website	15,000	15,000
Total property and equipment	1,502,002	954,074
Less accumulated depreciation	(368,878)	(270,156)
Property and equipment, net	1,133,124	683,918

Oil and gas properties:
Oil and gas properties, proved	11,905,413	4,044,670
Oil and gas properties, unproved	8,714,577	4,035,920
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	20,840,227	8,300,827
Less accumulated depletion and depreciation	(806,303)	(748,133)
Oil and gas properties, net	20,033,924	7,552,694

Total assets	$22,503,583	$17,992,873

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2008	2007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$202,710	$977,757
Accounts payable, related parties	684,996	580,095
Revenue payable	194,560	178,114
Interest payable, related parties	385,160	299,163
Liquidated damages payable	121,579	150,756
Other payables	54,061	57,842
Joint-interest deposits, related party	-	849,619
Current portion of notes payable	6,575	4,198
Current portion of notes payable, related parties	-	20,000
Total current liabilities	1,649,641	3,117,544

Notes payable	11,387	9,627
Notes payable, related parties	4,857,303	5,579,847
Deferred income taxes	-	1,097,934
Asset retirement obligations	283,307	271,443
Total liabilities	6,801,638	10,076,395

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock: $0.001 par value; 75,000,000 shares authorized; 33,610,801and 29,378,482 shares issued and outstanding in 2008 and 2007, respectively	33,611	29,378
Additional paid-in capital	19,673,102	11,206,945
Accumulated deficit	(4,004,768)	(3,319,845)
Total stockholders' equity	15,701,945	7,916,478

Total liabilities and stockholders' equity	$22,503,583	$17,992,873

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenues:
Oil and gas	$1,258,047	$891,072
Condensate and skim oil	242,947	255,834
Transportation and gathering	842,278	652,732
Saltwater disposal income	257,964	333,371
Total revenues	2,601,236	2,133,009
Operating expenses:
Lease operating expenses	305,540	238,351
Saltwater disposal expenses	261,233	294,630
Pipeline operating expenses	171,892	133,214
Cost of gas purchased for resale	708,142	543,587
Depletion and depreciation	182,044	227,324
General and administrative	2,553,471	1,129,737
Total operating expenses	4,182,322	2,566,843
Loss from operations	(1,581,086)	(433,834)

Other income (expenses):
Interest income	73,814	9,182
Interest expense	(364,775)	(690,508)
Dividend income	311	644
Loss on investment in unconsolidated partnerships	-	(20,440)
Other income	89,427	71,507
Total other expenses	(201,223)	(629,615)

Loss before income tax benefit (expense)	(1,782,309)	(1,063,449)

Income tax benefit (expense)	1,097,386	(1,118,868)
Net loss	$(684,923)	$(2,182,317)

Basic and diluted loss per share	$(0.02)	$(0.44)

Weighted average shares outstanding	30,361,295	4,917,999

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

				Additional
	Common Stock			Paid-in	Accumulated
	Shares		Amount	Capital	Deficit	Total

Balance at December 31, 2006	3,500,000	1	$3,500	$1,964,269 [1]	$(1,137,528)	$830,241

Capital contributions	-		-	39,759	-	39,759
Capital distributions	-		-	(257,942)[2]	-	(257,942)
Minority interest	-		-	165,581	-	165,581
Share exchange agreement	17,500,000		17,500	(17,500)	-	-
Private placement, net
of placement costs	8,361,815		8,361	8,663,594	-	8,671,955
Conversion of related party note	16,667		17	19,983	-	20,000
Stock-based compensation	-		-	629,201	-	629,201
Net loss	-		-	-	(2,182,317)	(2,182,317)
Balance at December 31, 2007	29,378,482		29,378	11,206,945	(3,319,845)	7,916,478
Shares issued for legal services	35,000		35	76,965	-	77,000
Shares issued for asset acquisition	4,200,000		4,200	8,395,800	-	8,400,000
Shares cancelled	(2,681)		(2)	(6,608)	-	(6,610)
Net loss	-		-	-	(684,923)	(684,923)
Balance at December 31, 2008	33,610,801		$33,611	$19,673,102	$(4,004,768)	$15,701,945

1 Amounts have been retroactively restated to reflect the reverse merger during 2007.
2 Represents distribution made to Marion Energy as a result of Marion trading its 30% partnership interest for 30% of 59 Disposal’s assets (see Note 1 for a description of the transaction).

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Operating Activities
Net loss	$(684,923)	$(2,182,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	182,044	227,322
Accretion of discount on asset retirement obligations	11,864	28,281
Stock-based compensation	-	629,201
Stock issued for legal services	77,000	-
Deferred income taxes	(1,097,934)	1,094,578
Loss on investment in unconsolidated partnerships	-	20,440
(Gain) loss from liquidated damages	(29,177)	150,756
Other	(25,152)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	19,749	31,562
Accounts receivable, related parties	37,518	4,640
Joint interest billing receivable, related parties, net	64,293	(46,263)
Other assets	155,138	(269,782)
Accounts payable	(775,047)	135,307
Accounts payable, related parties	104,901	49,491
Revenue payable	16,446	(15,700)
Interest payable	85,997	487,009
Joint interest deposits, related parties	(849,619)	849,619
Other payables	(3,781)	51,960
Net cash provided by (used in) operating activities	(2,710,683)	1,246,104

Investing Activities
Purchases of property and equipment	(220,928)	(73,452)
Purchases of oil and gas properties	(4,466,400)	(1,003,824)
Net cash used in investing activities	(4,687,328)	(1,077,276)

Financing Activities
Capital contributions	-	39,759
Net payments on lines of credit	-	(464,850)
Advances on line-of-credit, related party	-	100,000
Proceeds from notes payable	9,521	-
Payments on notes payable	(5,384)	(11,188)
Borrowings on notes payable, related party	-	145,249
Payments on notes payable, related party	(742,544)	(73,477)
Proceeds from issuance of common stock		8,671,955
Payments for cancelled shares of common stock[1]	(6,610)	-
Net cash provided by (used in) financing activities	(745,017)	8,407,448

Net increase (decrease) in cash and cash equivalents	(8,143,028)	8,576,276
Cash and cash equivalents at beginning of year	8,935,283	359,007
Cash and cash equivalents at end of year	$792,255	$8,935,283

1    2,681 net shares of common stock were cancelled by investors in the year ended December 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.   NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC,” or the “Company”) is engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region.  The Company's business strategy, which it designated as the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.  PERC’s principals spent over three years and invested over $3.5 million in equity for data harvesting, prospect evaluation and acreage acquisitions for the Cornerstone Project.

PERC is the successor entity to First Southern Crown Ltd. ("FSC"), a Texas limited partnership formed in December 2002.   In December 2004, FSC sold a thirty percent (30%) interest in all of its production, acreage position, pipeline and a thirty percent (30%) partnership interest in 59 Disposal, L.P. ("59 Disposal") (PERC’s disposal plant) to Marion Energy Limited ("Marion"), an entity publicly traded on the Australian stock exchange ("ASE.ax").  In February 2007, Marion Energy traded its 30% partnership interest in 59 Disposal for a 30% undivided ownership in 59 Disposal’s assets.  This transaction resulted in an increase in accounts payable, related parties of approximately $258,000 in the Company’s December 31, 2007 consolidated balance sheet and a distribution of Marion’s total partnership capital invested in 59 Disposal, which also approximated $258,000.  The distribution is reflected in the Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2007.  Marion later sold its 30% undivided interest in 59 Disposal’s assets, its production interest, acreage position, and its pipeline interest to TR Energy, Inc. (“TR Energy”), a related party.  In 2008, the Company acquired an additional 10% interest in these assets in exchange for 4.2 million shares of the Company’s stock.

PERC conducts its main exploration and production operations through its wholly-owned subsidiary, Pegasi Operating, Inc. ("POI").  It conducts additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa, Inc. ("TR Rodessa") and (ii) 59 Disposal.  During March 2007, FSC, 59 Disposal, and TR Rodessa were all recapitalized and converted from limited partnerships and limited liability companies to corporations.

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which is currently being used by PERC to transport its hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.   59 Disposal owns an 80% undivided interest in and operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage.

Effective December 12, 2007, the stockholders of PERC entered into a Share Exchange Agreement (the "Share Exchange") with Maple Mountain Explorations, Inc. (“Maple Mountain”), a Nevada corporation that was a publicly-traded shell company, pursuant to which the stockholders sold all of the issued and outstanding shares of PERC’s common stock to Maple Mountain in consideration for the issuance of 17,500,000 shares of common stock of Maple Mountain out of a total of 21,000,000 issued and outstanding shares, after giving effect to the share exchange.

As a result of the Share Exchange , (i) PERC became a wholly-owned subsidiary of Maple Mountain and (ii) Maple Mountain succeeded to the business of PERC as its sole business.  On January 23, 2008, Maple Mountain changed its corporate name to Pegasi Energy Resources Corporation, adopting the subsidiary’s name as permitted under Nevada law.

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

a)  Consolidation and Use of Estimates - continued
Estimates made in preparing these consolidated financial statements include, among other things, estimates of the proved oil and natural gas reserve volumes used in calculating depletion expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; operating costs accrued; volumes and prices for revenues accrued; estimates of the fair value of stock-based compensation awards; and the timing and amount of future abandonment costs used in calculating asset retirement obligations.  Future changes in the assumptions used could have a significant impact on reported results in future periods.

b)  Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market accounts, and all highly-liquid investments with an original maturity of three months or less.   At December 31, 2008 and 2007 the Company had no cash equivalents.

c)  Accounts Receivable
The Company’s accounts receivable consists primarily of oil and natural gas sales and joint interest billings, which are recorded at the invoiced amount. Collateral is not required for such receivables, nor is interest charged on past due balances.  The Company extends credit based on management’s assessment of the customers’ financial condition and evaluates the allowance for doubtful accounts based on receivable aging, customer disputes and general business and economic conditions.  No allowance was indicated at December 31, 2008 or 2007.  Accounts receivables from four customers approximated 27%, 22%, 21%, and 11% of the Company’s total trade receivables at December 31, 2008.  As of December 31, 2007, three of the same customers totaled approximately 28%, 26%, and 12% of total accounts receivable.

d)  Property and Equipment
Property and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.   Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.   Depreciation expense was $123,874 and $95,957 for the years ended December 31, 2008 and 2007, respectively.

e)  Oil and Gas Properties
The Company uses the full-cost method of accounting for its oil and gas producing activities, which are all located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment shall be added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties and less the income tax effects related to the properties. As capitalized costs do not exceed the “ceiling,” the accompanying consolidated financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2008 and 2007.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the operating results of the period.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

e)  Oil and Gas Properties - continued
The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2008, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

					2005
	Total	2008	2007	2006	and Prior
	(In thousands)
Property acquisition costs	$8,715	$4,679	$919	$463	$2,654

f)  Impairment of Long-Lived Assets
The carrying value of property and equipment is periodically evaluated under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.   SFAS No. 144 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

g)  Investment in Unconsolidated Partnerships
The Company used the cost method of accounting for its 1% investment in Pegasi Partners, LTD (“Pegasi Partners”), a Texas limited partnership.  As a result of the dissolution of Pegasi Partners in 2007, the Company recognized a loss on their investment of $20,440.  The loss is included in other income for 2007 in the accompanying consolidated statement of operations.

h)  Asset Retirement Obligations
SFAS No. 143, Accounting for Asset Retirement Obligations requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred.  For oil and natural gas properties, this is the period in which an oil or natural gas property is acquired or a new well is drilled.  An amount equal to and offsetting the liability is capitalized as part of the carrying amount of the Company’s oil and natural gas properties at its discounted fair value.  The liability is then accreted up by recording expense each period until it is settled or the well is sold, at which time the liability is reversed.  Estimates are based on historical experience in plugging and abandoning wells and estimated remaining lives of those wells based on reserve estimates.  The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined.  See Note 8 – Asset Retirement Obligation for additional information.

i)  Minority Interests
Marion owned a 30% partnership interest in 59 Disposal, from inception through February 28, 2007, when 59 Disposal incorporated and became a wholly-owned subsidiary of the Company.  Marion traded its partnership interest in 59 Disposal for 30% of 59 Disposal’s assets, and later sold its interest in the assets to TR Energy.

j)  Revenue Recognition
The Company utilizes the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells.   Crude oil inventories are immaterial and are not recorded.  Gas imbalances are accounted for using the entitlement method.  Under this method revenues are recognized only to the extent of the Company’s proportionate share of the gas sold.  However, the Company has no history of significant gas imbalances.

k)  Income Taxes
Deferred income taxes are determined using the “liability method” in accordance with SFAS No. 109, Accounting for Income Taxes .  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

k) Income Taxes – continued
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

l)  Net Loss per Common Share
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.   The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the years ended December 31, 2008 and 2007 the Company had potentially dilutive shares of approximately 10,738,293 and 506,094, respectively,  which are not included in the calculation of the net loss per share, because the effect would be anti-dilutive. For the years ended December 31, 2008 and 2007, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

m)  Stock-Based Compensation
The Company applied SFAS No. 123R (revised 2004), Share-Based Payments ,during 2007 upon the grant of stock options to its employees and directors.  Accordingly, the cost of employee services received in exchange for equity instruments was measured at fair value at the grant date.  Equity instruments issued to non-employees are also accounted for under the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) 96-18.  During the year ended December 31, 2007, the Company recognized aggregate compensation expense of $629,201, related to outstanding common stock options.  There was not compensation expense during the year ended December 31, 2008 related to the options as all were vested during the year ended December 31, 2007. Additionally, there were no stock options issued in 2008.  These 2007 options were included using the Black-Scholes option pricing model. See Note 9 – Stock-Based Compensation for additional information.

n)  Fair Value of Financial Instruments
In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments , the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

o)  New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 related to recurring financial assets and liabilities beginning fiscal 2008. The adoption had no impact on our consolidated financial statements. The Company is currently evaluating the potential impact of SFAS No. 157 to nonfinancial assets and liabilities on our consolidated financial position, results of operation and cash flows.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

o) New Accounting Pronouncements - continued
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 effective January 1, 2008.

SFAS No. 141R (revised 2007), Business Combinations, amends SFAS No. 141 by requiring an acquirer to recognize: (i) the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date, (ii) a gain attributable to any “negative goodwill” in a bargain purchase, and (iii) an expense related to acquisition costs.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of  SFAS No. 141R to have a material impact on its current consolidated results of operations or financial condition.  However, future consolidated results of operations or financial condition may be materially affected if the Company has a significant acquisition.

In December 2007, the FASB issued SFAS No. 160 which amends Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its current consolidated results of operations or financial condition.  However, future consolidated results of operations or financial condition may be materially affected if the Company acquires a non-controlling interest in a subsidiary.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles,, which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS No. 162 will result in a change in current practice, and the Company does not believe that SFAS No. 162 will have an impact on its consolidated operating results, financial position or cash flows.

(p) Reclassifications
Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

3.     SUPPLEMENTAL CASH FLOW  AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the years ended December 31:

	2008	2007
Shares issued for conversion of related party note payable of payables	$-	$20,000
Shares issued for legal services	77,000	-
Shares issued for asset acquisition	8,400,000	-
Capital distributions	-	(257,942)
Accrued and unpaid property additions	-	357,379
Capitalized asset retirement obligations	-	55,859

The following are supplemental cash flow information for the years ended December 31:
	2008	2007
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	278,778	52,743

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Depreciation Methods	Depreciation Period
Equipment	Straight-line	7 Years
Pipelines	Straight-line	15 Years
Buildings	Straight-line	39 Years
Leasehold improvements	Straight-line	Lesser of the Estimated Useful Life or the Lease Term
Vehicles	Straight-line	5 Years
Office furniture	Straight-line	5 Years
Website	Straight-line	5 Years

5.  LINE-OF-CREDIT

Amegy Bank, N.A.
On November 28, 2007, PERC entered into a credit agreement with a group of lenders led by Amegy Bank, N.A. (“Amegy”), as administrative agent and as issuing lender.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million and the maturity date is November 28, 2010.  There is no initial borrowing base and no initial monthly borrowing base reduction under the Agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of December 31, 2008, these conditions had not been met.

The borrowing base and the monthly borrowing base reduction will be determined using proved reserves and will be redetermined every six months with one additional redetermination possible during the various six-month periods between scheduled redeterminations.

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

The credit agreement imposes certain restrictions, subject to specific exceptions, on the Company and its wholly-owned subsidiaries including, but not limited to, the following:  (i) incurring additional liens; (ii) incurring additional debt; (iii) making certain payments, including cash dividends to stockholders; (iv) making any loans, advances, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interests in any person or any oil and natural gas properties or activities related to oil and natural gas properties unless with regard to new oil and natural gas properties, such properties are mortgaged to Amegy, as administrative agent; (v) incurring additional leases; (vi) entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions; and (vii) merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property.

The obligation under the credit agreement will be secured by a lien on: (i) all of the mortgaged properties; (ii) accounts receivable, notes receivable, inventory, contract rights, general intangibles and other personal property; (iii) subsidiary equity interests, and (iv) other collateral as provided in the agreement.  In addition, each of the Company’s wholly-owned subsidiaries guaranteed all of the Company’s obligations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

6.   NOTES PAYABLE AND CAPITAL LEASES

Notes payable  and capital leases consisted of the following at December 31:

	2008	2007
Capital lease in the original amount of $9,521 to Xerox Corporation, with monthly installments of $184, including interest at 6.00%,
maturing April 1, 2013	$8,418	$-

Note payable in the original amount of $20,611 to Ford Motor Credit, with monthly
installments of $624, including interest at 5.49%, collateralized by truck, maturing January 10, 2008.	-	588

Note payable in the original amount of $22,548 to Capital One (formerly Hibernia Bank), with monthly installments of $442, including interest at 6.59%,
collateralized by truck, maturing November 7, 2010.	9,544	13,237

Total notes payable	17,962	13,825
Less current portion	6,575	4,198

Total long term (notes payable and capital leases)	$11,387	$9,627

Annual maturities of notes payable and capital leases subsequent to December 31, 2008 are as follows:

Year Ended
2009	$6,575
2010	6,584
2011	1,977
2012	2,098
2013	728

Total	$17,962

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

7.    NOTES PAYABLE. RELATED PARTIES

Notes payable, related parties consisted of the following at December 31:

	2008	2007
Unsecured note payable dated May 21, 2007 of $5,579,847 to Teton, Ltd. (“Teton”)
including interest at 8%, with interest payment due on May 21, 2009 for period from date of note, remaining interest and principal due on maturity date of May 21, 2010.	$4,857,303	$5,579,847

Unsecured note payable of $20,000 to Alan Gelfand, a director. The
note is due in one installment and matures December 31, 2008.	-	20,000

Total notes payable, related parties	4,857,303	5,599,847
Less current portion	-	20,000
Total long-term notes payable, related parties	$4,857,303	$5,579,847

 Annual maturities of notes payable subsequent to December 31, 2008 are as follows:

Year Ended
2009	$-
2010	4,857,303

Total	$4,857,303

On May 1, 2007, a “Memorandum of Understanding” was executed to grant Teton the right to convert the outstanding balance on the note into shares of PERC’s common stock at a fixed conversion price of $1.20 per share. Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date. This option will continue in existence as long as any balance remains outstanding on the note.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

8. ASSET RETIREMENT OBLIGATIONS

Pursuant to SFAS No. 143, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $220,237 at both December 31, 2008 and 2007.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 13 wells, and has determined a range of abandonment dates through June 2022.

The following represents a reconciliation of the asset retirement obligations for the years ended December 31, 2008 and 2007:

	2008	2007

Asset retirement obligations at beginning of year	$271,443	$187,303
Asset retirement obligations incurred in the current year	-	22,533
Revisions to estimates	-	33,326
Accretion of discount	11,864	28,281
Asset retirement obligations at end of year	$283,307	$271,443

 In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained new estimates from its independent petroleum engineer in 2008 to reevaluate the plugging cost of each of its existing wells.

  9.  STOCK-BASED COMPENSATION

The Company has granted stock options to key employees, directors, and consultants as discussed below:

On December 26, 2008, the Company adopted the 2008 Incentive Stock Option Plan (the “2008 Plan”) for employees, directors, executives, and consultants to reward them for making major contributions to the success of the Company by making long-term incentive awards under the 2008 Plan thereby providing them with an interest in the growth and performance of the Company.  The 2008 Plan reserves 5,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.

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

There were no stock options granted during the year ended December 31, 2008, under either the 2008 or 2007 plans.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

A summary of options granted during the years ended December 31, 2008 and 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	-	$-	$-
Options granted	900,000	1.20	$0.70
Options exercised	-	-	-
Outstanding at December 31, 2007	900,000	1.20	$0.70
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at December 31, 2008	900,000	$1.20	$0.70

The following is a summary of stock options outstanding at December 31, 2008:

Exercise	Options	Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$1.20	900,000	4	900,000

Based on the Company's stock price of $0.60 at December 31, 2008, the options outstanding had no intrinsic value.

Total options exercisable at December 31, 2008 amounted to 900,000 shares and had a weighted average exercise price of $1.20.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at December 31, 2008 and 2007:

		Weighted Average
	Shares	Exercise Price
December 31, 2008	900,000	$1.20
December 31, 2007	900,000	$1.20

The Company estimates the fair value of stock options using the Black-Scholes option pricing valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.  The following table presents the weighted-average assumptions used for options granted:

Year Ended December 31, 2007

No. of shares	900,000
Risk free interest rate	3.05%
Expected life	5 years
Expected volatility	67.39%

The table below summarizes the changes in the Company’s non-vested stock options that occurred during the years ended December 31, 2008 and 2007.

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2006	-	-
Granted	900,000	$0.70
Vested	(900,000)	$0.70
Balance, December 31, 2007	-	-
Granted	-	-
Balance, December 31, 2008	-	-

As of December 31, 2008 and 2007, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements.  The total fair value of the shares vested during the year ended December 31, 2007 was $629,201.  There were no options granted or vested during the year ended December 31, 2008.  The 2007 options have a remaining weighted average contractual term of 4 years.

10.  WARRANTS OUTSTANDING

In December 2007, the Company issued warrants to placement agents to purchase 837,850 shares of common stock, of which 346,850 could be exercised cashlessly and 491,000 exercised at a price of $1.60 per share until December 31, 2012, as part of a securities purchase offering.  On January 24, 2008, the Company issued an additional 9,615 warrants to a placement agent under the same terms as the original warrants.

Also in December 2007, the Company issued 8,375,784 warrants to purchase 4,187,892 shares of common stock exercisable until December 31, 2012 in connection with a securities purchase agreement.  The warrants have an exercise price of $1.60 per share.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

A summary of warrants granted during the years ended December 31, 2008 and 2007 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	-	$-
Warrants issued	9,213,634	1.60
Warrants exercised	-	-
Outstanding at December 31, 2007	9,213,634	1.60
Warrants issued	9,615	1.60
Warrants exercised	-	-
Outstanding at December 31, 2008	9,223,249	$1.60

11.     INCOME TAXES

PERC is a taxable corporation and the provision (benefit) for federal income taxes related to the operating results of PERC has been included in the accompanying consolidated statements of operations.

FSC and 59 Disposal were previously organized as limited partnerships for federal income tax purposes.   As a result, the partnership’s income was taxable to the partners rather than the partnerships; accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements for the period prior to the incorporation of the entities.  Both entities became taxable corporations in 2007, which is reflected in the 2007 provision for federal income taxes.

TR Rodessa was organized as a single member limited liability company, which for federal income tax purposes is treated as a disregarded entity.   As a result, its income was taxable to the individual member in its income tax return; accordingly no provision for income taxes has been recorded in the accompanying consolidated financial statements for TR Rodessa for the period prior to the incorporation.  TR Rodessa became a taxable corporation in 2007, which is reflected in the 2007 provision for federal income taxes.

The income tax benefit (expense) consists of the following:

	2008	2007
Deferred income tax benefit (expense):
U.S. Federal	$1,097,934	$(1,094,578)
Current income tax benefit (expense):
State and local	(548)	(24,290)
Income tax benefit (expense)	$1,097,386	$(1,118,868)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Income tax benefit (expense) for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2008	2007

Computed “expected” tax benefit	$605,985	$361,573
Differences created by limited partnerships not taxable at the U.S. federal level	-	(614,629)
Stock-based compensation	-	(213,929)
State and local income taxes, net of federal income tax benefit	(362)	(5,295)
Change in valuation allowances	486,611	(646,588)
Non-deductible expenses	(5,325)	-
Other	10,477	-
Income tax benefit (expense)	$1,097,386	$(1,118,868)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$1,390,470	$320,451
Deferred interest expense	130,954	341,618
Liquidated damages payable	41,337	52,765
Accretion expense	21,444	9,898
Contributions carry forward	442	-
Accrued salaries	80,750	-
Valuation allowance	(238,121)	(724,732)
Total deferred tax assets	1,427,276	-

Deferred tax liabilities:
Oil and gas properties	(1,200,768)	(1,017,433)
Fixed assets and organization costs	(226,508)	(79,156
Other	-	(1,345)
Total deferred tax liabilities	(1,427,276)	(1,097,934)

Net deferred tax liability	$-	$(1,097,934)

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management believes it is more likely than not that the full amount of the net operating loss carry forwards will not be realized or settled, and accordingly, a valuation allowance has been recorded.  The Company’s net operating loss carry forwards approximates $4,089,000 and will expire commencing in 2023.

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.  The Company’s margin tax expense is derived by multiplying its taxable margin by 1%.  The taxable margin can be derived, at the Company’s discretion, in any one of three ways.  The Company can choose gross receipts less its cost of goods sold, gross receipts less its salary and wages, or 70% of its gross receipts. The Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.  The Company accrued $15,093 and $24,290 for margin tax payable at December 31, 2008 and 2007, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

12.      SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.   The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.   POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.   TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage and also sells the skim oil it separates from the saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007

Business segment revenue:
Oil and gas sales	$1,258,047	$891,072
Condensate and skim oil	242,947	255,834
Transportation and gathering	842,278	652,732
Saltwater disposal sales	257,964	333,371
Total revenues	$2,601,236	$2,133,009

Business segment profit (loss):
Oil and gas sales	$266,488	$(139,828)
Condensate and skim oil	242,947	255,834
Transportation and gathering	(99,538)	(61,407)
Saltwater disposal sales	(99,635)	(52,586)
General corporate	(1,891,348)	(435,847)
Loss from operations	$(1,581,086)	$(433,834)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

	Year Ended December 31,
	2008	2007
Depletion and depreciation:
Oil and gas sales	$66,693	$137,725
Transportation and gathering	24,555	21,580
Saltwater disposal sales	59,696	54,737
General corporate	31,100	13,282
Total depletion and depreciation	$182,044	$227,324

Capital expenditures:
Oil and gas sales	$12,439,619	$1,361,204
Transportation and gathering	463,687	432
Saltwater disposal sales	90,885	48,778
General corporate	93,137	24,238
Total capital expenditures	$13,087,328	$1,434,652

	December 31,
	2008	2007
Business segment assets:
Oil and gas	$20,921,001	$16,281,398
Transportation and gathering	773,767	322,588
Saltwater disposal sales	344,113	599,794
General corporate	464,702	789,093
Total assets	$22,503,583	$17,992,873

13.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31	2008	2007
Lease bonus paid to an entity controlled by officers	$14,085	$-
Rent paid to an entity controlled by other entities which are owned by Pegasi officers (c)	64,367	49,162
Interest expense paid to an entity controlled by officers	363,453	510,000
Receivables due from entities that are owned by officers and/or other entities that are controlled by officers	69,408	106,926
JIB receivables due from an entity controlled by an officer	58,249	122,542
Payables due to officers or to entities controlled by officers (a) (b)	684,996	580,095
Joint interest deposits received from an entity controlled by an officer	-	849,619
Note payable to a director	-	20,000
Interest payable on a note owed to an entity controlled by officers	385,160	299,163
Note payable owed to an entity controlled by officers	4,857,303	5,579,847
Acquisition of assets for stock from an entity controlled by officers	8,400,000	-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(a)
Includes $237,500 of accrued salaries payable and $240,000 of advances from officers at December 31, 2008.  As of December 31, 2007 there were no accrued salaries payable to officers and advances from officers was $240,000.

(b)	Includes $136,494 owed to an entity controlled by an officer for a 20% undivided interest in pipeline and disposal well operations as of December 31, 2008.
(c)

The Company leases certain office and yard space under non-cancelable operating leases with related parties that expire in various years through 2011.  These leases may be renewed for additional periods ranging from one to two years.

Future lease obligations at December 31, 2008 are as follows:

2009	$72,000
2010	72,000
2011	72,000

Total future obligations	$216,000

 14. ACQUISITION

Effective October 1, 2008, the Company acquired an additional 10% interest in the properties described below from TR Energy, Inc., a related party.  The acquisition increases the Company’s ownership interest in the assets to 80%. The assets acquired and operating results related to the acquired assets are included in the Company’s consolidated financial statements prospectively from the date of acquisition.

The properties acquired include: (1) a 10% right, title and interest in and to the lands, oil and gas leases and leasehold interests (collectively referred to as the “Leases”) as well as a 10% right, title and interest in the equipment, materials, personal property, fixtures and improvements associated with such Leases; (2) a 10% right, title and interest in pipeline assets (operated by TR Rodessa a wholly-owned subsidiary) including the pipe and associated compressor stations and production equipment associated with the Pipeline Rights-of-Way and Surface Agreements associated with the pipeline: and (3) a 10% right, title and interest in the saltwater disposal facility (operated by 59 Disposal a wholly-owned subsidiary) including all equipment, both surface and subsurface, appurtenant thereto or used in connection with the disposal of saltwater and other water from production or any other oilfield related activities.

The following table summarizes the estimated fair values of the assets at the date of acquisition.

Pipeline assets	$94,000
Saltwater disposal well assets	62,000
Lease and well equipment	171,000
Oil and gas properties, proved	4,478,000
Oil and gas properties, unproved	3,595,000
Total	$8,400,000

Consideration paid for the assets consisted of 4.2 million shares of the Company’s common stock valued at $2 per share for a total of $8.4 million.

15. COMMITMENTS AND CONTINGENCIES

Other
Occasionally, the Company is involved in various lawsuits and certain governmental proceedings arising in the normal course of business.  In the opinion of management, the outcome of such matters will not have a materially adverse effect on the consolidated results of operations or financial position of the Company.  None of the Company’s directors, officers, or affiliates, owners of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the business.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Environmental
To date, the Company’s expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future.  Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues.  The Company is unable to predict whether its future operations will be materially affected by these laws and regulations.  It is believed that legislation and regulations relating to environmental protection will not materially affect the consolidated results of operations of the Company.

Employment Contracts
The Company has an employment contract with its President and Chief Executive Officer that requires minimum compensation totaling $250,000 annually through December 12, 2010.  The Company’s Executive Vice President has an employment contract through December 12, 2010 that provides for minimum compensation of $225,000 annually.  The Company’s Sr. Vice President and Chief Financial Officer, has an employment contract through December 12, 2010 that provides for minimum compensation of $210,000 annually.

Leases
 The Company leases certain office space under non-cancelable operating leases that expire in various years through 2010.  These leases may be renewed for additional periods ranging from one to two years.  Lease expense was approximately $35,000 and $36,000 for the years ended December 31, 2008 and 2007, respectively.

Future lease obligations at December 31, 2008 are as follows:

2009	$26,400
2010	17,600

Total future obligations	$44,000

Contingent Liabilities
 In preparing financial statements at any point in time, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. The Company is involved in actions from time to time, which if determined adversely, could have a material negative impact on the Company's consolidated financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of the Company’s probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed.

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, pro rated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At December 31, 2008, management reevaluated the status of the registration statement and determined an accrual of $121,579 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $121,579 and $150,756 in the accompanying consolidated balance sheets as of December 31, 2008 and December 31, 2007, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

16.   RISK CONCENTRATIONS

PERC maintains its deposits primarily in two financial institutions, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation.  The Company had no uninsured deposits on December 31, 2008 and $353,000 uninsured deposits on December 31, 2007.  The Company has a sweep account in which the balance is invested daily in federal obligations.  The balance for the sweep accounts was approximately $984,000 and $8.4 million at December 31, 2008 and 2007, respectively.  The Company has not experienced any losses with respect to uninsured balances.

Three customers accounted for approximately 36%, 31% and 17% of the Company’s total sales for the year ended December 31, 2008.  The same three customers accounted for approximately 24%, 23% and 12%, respectively, of the Company’s total sales for the year ended December 31, 2007.  Revenues were reported from these three customers in the oil and gas, condensate and skim oil, and transportation and gathering segments.

Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $294,000 and $210,000 in 2008 and 2007, respectively.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Capitalized Costs Relating to Oil and Gas Producing Activities

	2008	2007
Unproved oil and gas properties	$8,714,577	$4,035,920
Proved oil and gas properties (including asset retirement costs)	12,125,650	4,264,907
Less accumulated depreciation, depletion, amortization, and valuation allowance	(806,303)	(748,133)
Net capitalized costs	$20,033,924	$7,552,694

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2008 and 2007, as follows:

	2008	2007
Acquisition of proved properties	$4,498,213	$14,447
Acquisition of unproved properties	5,105,057	277,559
Development costs	2,912,426	1,127,933

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2008 and 2007:

	2008	2007
Revenues	$1,258,047	$891,072
Production costs	(305,540)	(238,351)
Depletion, depreciation, and valuation provisions	(58,170)	(131,365)
Exploration costs	-	-
Income before income tax expense	894,337	521,356
Income tax expense	(313,018)	(182,475)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$581,319	$338,881

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.  As a result the drilling of the Harris #2 and Childers #2 wells during 2008, new reserves, including four additional proved, undeveloped locations, were discovered resulting in a significant increase in proved reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  The petroleum engineer that determined our reserves also planned and supervised the drilling of wells that we drilled in the East Texas project.  His 2008 through 2006 compensation, from the Company, for the planning and supervision of drilling wells was $347,249, $78,729, and $48,994, respectively.  The petroleum engineer’s compensation for reserve estimation for 2008 and 2007 was $22,479 and $27,845, respectively.  There was no such compensation for reserve estimation for 2006.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at December 31, 2006	475,762	12,129,470
Purchase of minerals in place	2,927	-
Extensions and discoveries	1,775	189,925
Production	(4,964)	(92,533)
Revisions of previous estimates	(20,429)	(632,764)
Balance at December 31, 2007	455,071	11,594,098
Extensions and discoveries	674,080	17,442,522
Production	(7,515)	(62,708)
Revisions of previous estimates	(73,336)	(1,599,807)
Balance at December 31, 2008	1,048,300	27,374,105

P Proved developed reserves:
December 31, 2006	31,766	955,608
December 31, 2007	32,690	706,759
December 31, 2008	58,340	945,223

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

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2008 and 2007, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2008	2007
Future cash inflows	$173,135,624	$102,346,471
Future production costs	(54,764,510)	(25,821,508)
Future development costs	(21,680,000)	(8,190,000)
Future income tax expenses	(23,872,193)	(18,285,684)
Future net cash flows	72,818,921	50,049,279
10% annual discount for estimated timing of cash flows	(61,109,035)	(38,116,285)
Standardized measure of discounted future net cash flows	$11,709,886	$11,932,994

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

	2008	2007
Beginning of year	$11,932,996	$8,225,161
Sales of oil and gas, net of production costs	(956,207)	(652,721)
Extensions, discoveries, and improved recoveries, less related costs	29,978,929	230,229
Accretion of discount	1,640,120	1,109,131
Net change in sales and transfer prices, net of production costs	(15,579,206)	5,700,578
Changes in estimated future development costs	(10,964,393)	(917,053)
Net change in income taxes	1,055,767	(1,602,062)
Changes in production rates (timing and other)	(358,084)	2,092,699
Purchases and sales of mineral interests	5,871,034	20,157
Revisions of previous quantities	(10,911,070)	(2,273,125)
End of year	$11,709,886	$11,932,994

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2008 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)
Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process.  The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

As a result of the existence of these material weaknesses as of December 31, 2008, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC.

Changes to Internal Controls and Procedures Over Financial Reporting

Our internal control over financial reporting has been modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which has improved our internal control over financial reporting.

Management’s Remediation Plans

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2009 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of 2009, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future as necessary in order to ensure proper accounting for our consolidated financial statements.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

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

ITEM 9B – OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Names:	Ages	Titles:	Position Held Since	Director Since/During
Michael H. Neufeld	59	President, Chief Executive Officer, and Director	November 22, 2006	November 22, 2006
William L. Sudderth	66	Executive Vice President, Land	November 22, 2006	n/a
Richard A. Lindermanis	63	Sr. Vice President, Chief Financial Officer, and Director	November 22, 2006	November 22, 2006
Alan Gelfand	49	Director	November 22, 2006	November 22, 2006
David J. Moss	38	Director	November 22, 2006	November 22, 2006
____________________

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Michael H. Neufeld - President, Chief Executive Officer and Director

Mr. Neufeld has been President and Chief Executive Officer of PERC and its predecessors since 2000.  He worked for Pennzoil Company from 1972 to 1976 as a Development Geologist, Exploration Geologist and Senior Geologist working in Pennzoil’s Gulf Coast Division.  He then joined American Resources Company from 1976 to 1977 as Senior Geologist.  In 1977 he joined Hunt Oil Company as Sr. Geologist working in the Texas and Gulf Coast regions. From 1978 to 1981, Mr. Neufeld worked for Croftwood Corporation as Senior Exploration Geologist and Vice-President of Exploration working in the Gulf Coast of Louisiana and Texas.  In 1983 Mr. Neufeld co-founded SMK Energy Corporation ("SMK Energy"), where exploration efforts were concentrated in East Texas, Gulf Coast Louisiana and the Rocky Mountains.  He graduated from Louisiana State University in 1971 with a B.S. Degree in Geology.

Bill L. Sudderth - Executive Vice President

Mr. Sudderth has been an Executive Vice President of PERC and its predecessors since 2000.  He began his career at Lone Star Producing Company in 1970 where he worked through 1971.  In late 1971 he joined Midwest Oil Corporation and worked there until 1974, at which point he became an independent landman working the entire continental United States.  In 1981 Mr. Sudderth became a Certified Professional Landman.  In 1983 Mr. Sudderth co-founded SMK Energy, along with Mr. Neufeld, which later merged with Windsor Energy in 1997.  Mr. Sudderth received his B.B.A. Degree from Sam Houston State University in 1970.

Richard A. Lindermanis - Sr. Vice-President, CFO and Director

Mr. Lindermanis has been Senior Vice President of PERC and its predecessors since 2000.  He was employed by Amerada Corp. from 1967 to 1971 in Williston, ND and Lafayette, LA as District Land Manager, Gulf Coast.  He joined Louisiana Land & Exploration Co. in 1971 where he was Division Land Manager for the Rocky Mountain Division until 1975.  He then joined Patrick Petroleum Corp. as Western Division Manager in Denver and later moved to Jackson, MS as Executive Vice President responsible for Corporate Development, Exploration and Investor Relations.  In 1979 Mr. Lindermanis co-founded and became Executive Vice President, Director and a major stockholder of Sandefer Oil and Gas in Houston, Texas.  The company grew to have a $100 million drilling and completion budget.  Mr. Lindermanis left the Company in 1986 and since then he has founded several companies.  Mr. Lindermanis graduated from Phillips University in 1967 with a BA in History and Political Science.

Alan Gelfand - Director

Alan Gelfand has been a director since May 2007.  Mr. Gelfand served as a director of American Oil and Gas Inc. where he sat on the audit and compensation committee, since its inception in December 2002 until 2007 .  Prior to becoming a director of the Company, Mr. Gelfand was a stockbroker from 1987 until December 2002.  He graduated from Simon Fraser University with a Bachelor of Business Administration in 1982.

David J. Moss - Director

David Moss has been a director since May 2007.  As of October 2008 he also serves as director for Sorteo Games, LLC.  Since 2005, Mr. Moss has been a Managing Director and he is co-founder of Aegis Equity, LLC, a corporate finance and strategic advisory firm based in San Diego and Santa Monica, California.  He has founded, funded and taken public various companies in a variety of industries since 1995.  Prior to starting Aegis, Mr. Moss served as Managing Director, Corporate Finance, for Jesup & Lamont Securities, where he advised companies on corporate strategy, financings, and business development.  Prior to Jesup & Lamont, Mr. Moss was Chief Business Officer and V.P. of Corporate Development for a privately-held biotechnology firm.  Previously, Mr. Moss served as Managing Partner at a Seattle-based venture capital firm, The Phoenix Partners.  Mr. Moss holds an MBA from Rice University and a B.A. in Economics from the University of California, San Diego.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors does not currently have any committees.  All functions ordinarily performed by committees are performed by the board as a whole.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to the Chief Executive Officer, the Senior Vice President and Chief Financial Officer, as well as all of the senior officers.  The code of Ethics of the Company is available, free of charge, on request by writing to the Secretary of the Company.

Section 16(a) Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act..

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following tables set forth compensation information for the Company’s Chief Executive Officer and two of our most highly compensated executive officers who were serving as executive officers at December 31, 2008.  Under the rules of the SEC no other individual is required to be included in the table.  In accordance with the rules of the SEC, this table omits columns that are not relevant.

Name & Principal Position	Year	Salary ($)	Stock Awards($)	Total ($)
Michael Neufeld	2008	$250,000[1]	-	$250,000
Chief Executive Officer	2007	$5,208[3]	-	$5,208

Bill L. Sudderth	2008	$225,000[2]	-	$225,000
Executive Vice President	2007	-[3]	-	-

Richard A. Lindermanis	2008	$210,000	-	$210,000
Senior Vice-President and Chief Financial Officer	2007	-[3]	-	-

1.	Mr. Neufeld’s salary consists of $125,000 paid during 2008 and $125,000 accrued during 2008 Mr. Neufeld became the Chief Executive Officer on December 12, 2007.
2.	Mr. Sudderth’s salary consist of $112,500 paid during 2008 and $112,500 accrued during 2008.
3.	All of the officers waived their salaries through December 14, 2007 due to the delay in closing the stock offering.

The employment agreements with each of the Named Executive Officer’s listed in the Management and Board of Directors table were not tied to specific performance goals or targets for the Company because the Company was a relatively new operating company at the time each Named Executive Officer’s agreement was negotiated. The Company’s negotiation of the employment agreements was highly dependent on the Company’s cash flow projections and, in fact, both Michael Neufeld and Bill L. Sudderth are currently only receiving half of their agreed-upon salary.  The remaining portion is being accrued and will be paid at a later date when the Company’s cash flow increases.

Employment Agreements with Executive Officers

The material terms of each Executive Officer’s services agreement or arrangement is as follows:

Each of Michael Neufeld, Bill Sudderth and Richard Lindermanis has entered into an employment agreement with us.  Each of these agreements is substantially similar.  They have a term of three years, commencing May 1, 2007.  Mr. Neufeld will be paid an annual salary of $250,000, Mr. Sudderth $225,000 and Mr. Lindermanis will be paid $210,000.  Each person may be entitled to a bonus at the discretion of the Board of Directors.  Each person may be terminated for cause, which under the terms of the agreements is defined as:

•
The employee having, in the reasonable judgment of the Company, committed an act which if prosecuted and resulting in a conviction would constitute a fraud, embezzlement, or any felonious offense (specifically excepting simple misdemeanors not involving acts of dishonesty and all traffic violations);

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

Outstanding Equity Awards at Fiscal Year-End Table.

As of December 31, 2008, there had been no equity awards made to any of the Named Executive Officers.

 Director Compensation

During 2008 and 2007, we did not have a formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to continue to receive stock options to purchase shares of common stock as awarded by our board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2009.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF CLASS (3)

Michael H. Neufeld (4)	Common Stock	13,595,595	(5)	36.27%

William L. Sudderth (4)	Common Stock	13,520,595	(6)	36.10%

Richard A. Lindermanis	Common Stock	2,187,500	(7)	6.51%

Alan Gelfand	Common Stock	525,000	(8)	1.54%

David J. Moss	Common Stock	600,000	(9)	1.76%

All Officers and Directors	Common Stock	22,026,845	(10)	57.58%
As a Group (5 persons)

Teton Royalty Ltd. (4)	Common Stock	8,401,845	(11)	22.43%

 * Less than 1%.

(1) The address is c/o Pegasi Energy Resources Corporation, 218 N. Broadway, Suite 204, Tyler, Texas 75702.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 33,610,801 shares issued and outstanding on March 30, 2009.

(4) Messrs. Neufeld and Sudderth are co-owners, executive officers and directors of Teton Royalty Ltd.

(5) Includes 25,000 shares of common stock underlying warrants.  Also includes 4,555,000 shares of common stock held by Teton Royalty Ltd. and 3,846,845 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.  Mr. Neufeld disclaims 50% of the shares held by Teton Royalty Ltd., which corresponds to his 50% ownership interest in the entity.

(6) Includes 4,555,000 shares of common stock held by Teton Royalty Ltd. and 3,846,845 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.  Mr. Sudderth disclaims 50% of the shares held by Teton Royalty Ltd., which corresponds to his 50% ownership interest in the entity.

(7) Represents shares held by the Lindermanis Family Living Trust of which Mr. Lindermanis is a trustee.

(8) Includes 375,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(9) Includes 25,000 shares of common stock issuable upon conversion of warrants and 375,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(10) Includes 50,000 shares of common stock issuable upon conversion of warrants and 750,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days. Also includes 4,555,000 shares of common stock held by Teton Royalty Ltd. and 3,846,845 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.

(11) Includes 3,846,845 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd. The Company has agreed to allow Teton Royalty Ltd. to convert $4,616,214 of outstanding debt at a conversion price of $1.20 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Effective January 1, 2007, PERC, entered into a five-year lease agreement with Marion Swamp Fox L.P. providing for (i) the lease to PERC of 34 acres of storage facilities and (ii) use of office space..  On July 1, 2008 the lease for office space was amended to include additional office space and the lease payments were increased from $750 per month to $4,500 per month for the remaining term.  The 34 acre storage facility has lease payments of $1,500 per month plus $0.05 per barrel of water injected into the facility.  The total lease payments over the entire term of the lease equals $202,500.  Marion Swamp Fox LP is owned by Messrs. Neufeld, Sudderth and Lindermanis, each an executive officer of the Company.

POI, TR Rodessa, and 59 Disposal, have each executed a promissory note dated May 21, 2007, payable to Teton, an entity owned by Messrs. Neufeld and Sudderth, each an executive officer of the Company, in the original principal amount of $5,579,847.  The note evidences the combined total of prior working capital loans Teton made to Pegasi and its subsidiaries over the past two years.  The note accrues interest at eight percent (8%) per annum. An amendment was made on May 21, 2008 stating that all accrued interest from the date of the note is payable on May 21, 2009.  The remaining interest and principal is due on the notes maturity date of May 21, 2010.  Under the terms of a memorandum of understanding dated May 21, 2007, between the Company and Teton, Teton has the right to convert that amount into shares of common stock at any time after May 21, 2008 at $1.20 per share.  The largest aggregate amount of principal outstanding during 2008 was $5,578,847 and principal payments of $722,544 were made in 2008 leaving a balance outstanding of $4,857,303 at December 31, 2008.  Interest expense on the note during 2008 was $363,453.

In addition, at December 31, 2008, we owed TR Energy an amount of $136,494 in connection with our purchase of an 20% undivided interest in their pipelines and disposal well.  TR Energy is owned by Messrs. Neufeld and Sudderth.  As of December 31, 2007 we held joint interest deposits from TR Energy for the drilling of two wells.  The wells were completed during 2008 and the deposits were applied to their costs accordingly.  There were no deposits left at December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements during the years ended December 31, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $90,500 and $113,830, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2008 and 2007 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us during fiscal years ended December 31, 2008 or 2007 for tax related services.

All Other Fees

Our independent registered public accounting firm billed us during fiscal years ended December 31, 2008 or 2007 for other services of $25,000 and $15,000, respectively.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.01	Share Exchange Agreement, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference.

3.01	Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 30, 2006 and incorporated herein by reference.

3.02
Amendment to Articles of Incorporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008 and incorporated herein by reference.

3.03	By-Laws, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 30, 2006 and incorporated herein by reference.

4.01	Form of Warrant, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference.

10.01	2007 Stock Option, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2007 and incorporated herein by reference.

10.02
Securities Purchase Agreement, filed as an exhibit to the amended current report on Form 8-K/A filed with the Securities and Exchange Commission on January 29, 2008 and incorporated herein by reference.

10.03
Registration Rights Agreement, filed as an exhibit to the amended current report on Form 8-K/A filed with the Securities and Exchange Commission on January 29, 2008 and incorporated herein by reference.

10.04
Employment Agreement dated May 1, 2007 between the Company and Michael Neufeld, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference.

10.05
Employment Agreement dated May 1, 2007 between the Company and William Sudderth, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference.

10.06
Employment Agreement dated May 1, 2007 between the Company and Richard Lindermanis, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference.

10.07
Form of Amendment No. 1 to Registration Rights Agreement, filed as an exhibit to the amended registration statement on Form S-1/A filed with the Securities and Exchange Commission on July 25, 2008 and incorporated herein by reference.

14.01	Code of Ethics

21.01	List of subsidiaries

23.01	Consent of James E. Smith & Associates, Independent Petroleum Engineers

23.02	Consent of Whitley Penn LLP

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: March 31, 2009	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2009	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD Michael Neufeld	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2009

/s/ RICHARD LINDERMANIS Richard Lindermanis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 31, 2009

/s/ ALAN GELFAND Alan Gelfand	Director	March 31, 2009

/s/ DAVID J. MOSS David J. Moss	Director	March 31, 2009