Form 10-Q
period 2009-03-31
Pegasi Energy Resources Corporation.
filed 2009-05-13
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒ .

There were 33,610,801 shares of the registrant's common stock outstanding as of May 5, 2009.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$629,271	$792,255
Accounts receivable, trade	133,884	249,651
Accounts receivable, related parties	55,909	69,408
Joint-interest billings receivable, related parties, net	53,630	58,249
Other current assets	235,442	166,972
Total current assets	1,108,136	1,336,535

Property and equipment:
Equipment	583,822	573,188
Pipelines	701,806	701,806
Buildings	19,916	19,916
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	134,407	134,407
Website	15,000	15,000
Total property and equipment	1,512,636	1,502,002
Less accumulated depreciation	(405,123)	(368,878)
Property and equipment, net	1,107,513	1,133,124

Oil and gas properties:
Oil and gas properties, proved	11,942,677	11,905,413
Oil and gas properties, unproved	9,013,953	8,714,577
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	21,176,867	20,840,227
Less accumulated depreciation and depletion	(831,122)	(806,303)
Oil and gas properties, net	20,345,745	20,033,924

Total assets	$22,561,394	$22,503,583

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$362,797	$202,710
Accounts payable, related parties	720,634	684,996
Revenues payable	170,070	194,560
Interest payable, related parties	487,722	385,160
Liquidated damages payable	126,705	121,579
Other payables	52,475	54,061
Current portion of notes payable	6,601	6,575
Total current liabilities	1,927,004	1,649,641

Notes payable	9,750	11,387
Notes payable, related parties	5,427,303	4,857,303
Asset retirement obligations	287,558	283,307

Total liabilities	7,651,615	6,801,638

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value; 75,000,000 shares authorized;
33,610,801 shares issued and outstanding
at March 31, 2009 and December 31, 2008	33,611	33,611
Additional paid-in capital	19,673,102	19,673,102
Accumulated deficit	(4,796,934)	(4,004,768)
Total stockholders' equity	14,909,779	15,701,945

Total liabilities and stockholders' equity	$22,561,394	$22,503,583

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenues:
Oil and gas	$114,807	$230,348
Condensate and skim oil	21,267	31,209
Transportation and gathering	74,831	171,413
Saltwater disposal income	71,490	48,001
Total revenues	282,395	480,971

Operating expenses:
Lease operating expenses	76,740	25,295
Pipeline operating expenses	25,314	45,605
Saltwater disposal expenses	71,732	46,892
Cost of gas purchased for resale	50,325	148,886
Depletion and depreciation	61,064	60,034
General and administrative	683,081	621,480
Total operating expenses	968,256	948,192
Loss from operations	(685,861)	(467,221)

Other income (expenses):
Interest income	1,416	47,558
Interest expense	(102,831)	(97,398)
Liquidated damages	(5,126)	(150,756)
Other income	606	6,914
Total other expenses	(105,935)	(193,682)

Loss before income tax expense	(791,796)	(660,903)

Income tax expense	(370)	(45,359)
Net loss	$(792,166)	$(706,262)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average shares Outstanding	33,610,801	29,373,674

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net loss	$(792,166)	$(706,262)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depletion and depreciation	61,064	60,034
Accretion of discount on asset retirement obligations	4,251	4,009
Deferred income taxes	-	45,359
Liquidated damages	5,126	150,756
Changes in operating assets and liabilities:
Accounts receivable, trade	115,767	21,379
Accounts receivable, related parties	13,499	(36,282)
Joint-interest billings receivable, related parties, net	4,619	(150,597)
Other current assets	(68,470)	267,728
Accounts payable	160,087	(179,464)
Accounts payable, related parties	35,638	(14,340)
Revenues payable	(24,490)	11,747
Interest payable, related parties	102,562	(180,058)
Other payables	(1,586)	34,293
Joint-interest deposits, related parties	-	(489,770)
Net cash used in operating activities	(384,099)	(1,161,468)

Investing Activities
Purchases of property and equipment	(10,634)	(77,130)
Purchases of oil and gas properties	(336,640)	(1,844,118)
Net cash used in investing activities	(347,274)	(1,921,248)

Financing Activities
Payments on notes payable	(1,611)	(1,695)
Proceeds from borrowings on notes payable, related party	570,000	-
Payments on notes payable, related party	-	(742,544)
Payments for cancelled shares of common stock [1]	-	(6,610)
Net cash provided by (used in) financing activities	568,389	(750,849)

Net decrease in cash and cash equivalents	(162,984)	(3,833,565)
Cash and cash equivalents at beginning of period	792,255	8,935,283

Cash and cash equivalents at end of period	$629,271	$5,101,718

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$269	$277,456
[1] 2,681 net shares of common stock were cancelled by investors during the three months ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2008, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2008 annual consolidated financial statements, have been omitted.

b)  New Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full-cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, consolidated operating results, financial position and cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 related to recurring financial assets and liabilities in 2008 and the provisions of SFAS No. 157 related to nonfinancial assets and liabilities were adopted during the first quarter of 2009.  The adoption had no impact on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities including an amendment of FASB Statement No. 115.   SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 effective January 1, 2008 and it did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

SFAS No. 141R (revised 2007), Business Combinations, amends SFAS No. 141 by requiring an acquirer to recognize: (i) the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date, (ii) a gain attributable to any “negative goodwill” in a bargain purchase, and (iii) an expense related to acquisition costs.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R in the first quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company adopted SFAS No.160 during the first quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with GAAP.  The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The FASB does not expect that SFAS No. 162 will result in a change in current practice, and the Company does not believe that SFAS No. 162 will have a material impact on its consolidated operating results, financial position or cash flows.

c)  Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current period’s presentation.

3.  NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following at:

	March 31, 2009	December 31, 2008
Note payable dated May 21, 2007 of $5,579,847 to Teton, Ltd. (“Teton”)
including interest at 8%, with interest payment due on May 21, 2009 for period from date of note, remaining interest and principal due on maturity date of May 21, 2010.	$5,427,303	$4,857,303

Total notes payable, related parties	5,427,303	4,857,303
Less current portion	-	-
Total long-term notes payable, related parties	$5,427,303	$4,857,303

Annual maturities of notes payable subsequent to March 31, 2009 are as follows:

Year Ended
2009	$-
2010	5,427,303

Total	$5,427,303

On March 3, 2009, a “Second Amendment to Renewal Promissory Note and Loan Modification Agreement” (“Second Amendment”) was executed, which amended the “Renewal Promissory Note” dated May 21, 2007.  This agreement added $570,000 of additional funds to the outstanding balance of the note payable to Teton and pledged substantially all of the Company’s assets to secure repayment of the note.  On May 1, 2007, a “Memorandum of Understanding” was executed to grant Teton the right to convert the outstanding balance on the note into shares of PERC’s common stock at a fixed conversion price of $1.20 per share. The Second Agreement confirmed that the fixed conversion price of $1.20 per share would remain for the portion of the note payable balance that existed prior its execution, and a fixed conversion price of $1.60 was agreed upon for conversion of the additional funds added by the Second Amendment. Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date. This option will continue in existence as long as any balance remains outstanding on the note.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

4.  SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. (“TR Rodessa”) operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal, L.P. (“59 Disposal”) operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Business segment revenue:
Oil and gas	$114,807	$230,348
Condensate and skim oil	21,267	31,209
Transportation and gathering	74,831	171,413
Saltwater disposal income	71,490	48,001
Total revenues	$282,395	$480,971

Business segment profit (loss):
Oil and gas	$(197,296)	$63,394
Condensate and skim oil	21,267	44,584
Transportation and gathering	(17,271)	(26,564)
Saltwater disposal	(27,351)	(31,253)
General corporate	(465,210)	(517,382)
Loss from operations	$(685,861)	$(467,221)

Depreciation and depletion:
Oil and gas	$27,752	$27,299
Transportation and gathering	7,599	5,383
Saltwater disposal	16,604	20,250
General corporate	9,109	7,102
Total depreciation and depletion	$61,064	$60,034

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

4.  SEGMENT INFORMATION (CONTINUED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Capital expenditures:
Oil and gas	$336,640	$1,844,118
Transportation and gathering	-	30,010
Saltwater disposal	10,634	1,280
General corporate	-	45,840
Total capital expenditures	$347,274	$1,921,248

	March 31,	December 31,
	2009	2008
Business segment assets:
Oil and gas	$21,038,691	$20,921,001
Transportation and gathering	671,725	773,767
Saltwater disposal	375,171	344,113
General corporate	475,807	464,702
Total assets	$22,561,394	$22,503,583

5. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, pro rated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At March 31, 2009, management reevaluated the status of the registration statement and determined an accrual of $126,705 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $126,705 and $121,579 in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important  factors not  currently  known  to management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Company Overview

We are an organic growth-oriented independent energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  We currently hold interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field, which has produced approximately 2.3 trillion cubic feet of gas and approximately 400 million barrels of oil.  The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

Our business strategy, which we designated as the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area. We intend to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of “best in class” drilling, (i.e. using the latest drilling techniques available and seismic technology).  We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the Cornerstone Project area over the previous 29 years.  We believe implementing our drilling strategy and using new drilling and completion techniques will enable us to find significant gas and oil reserves in the Cornerstone Project area.

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

We previously operated under the name Maple Mountain Explorations, Inc. (“Maple Mountain”).  On December 12, 2007, Maple Mountain entered into a Share Exchange with the shareholders of PERC, a Texas corporation, pursuant to which Maple Mountain purchased from PERC’s shareholders all issued and outstanding shares of PERC’s common stock in consideration for the issuance of 17,500,000 shares of Maple Mountain’s common stock.  Effective January 23, 2008, we changed our name to Pegasi Energy Resources Corporation.

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

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of March 31, 2009, we operated nine wells.  The Harris #2 well was completed in January 2008 and the Childers #2 well was completed in February 2008 and each began producing in July and June 2008, respectively.

The first fracture treatment stage of the Cotton Valley Group in the Harris #2 and Childers #2 wells occurred in June 2008.    Permanent facilities have been installed and the wells have been placed on production.  As of March 31, 2009, our leasehold position is approximately 21,000 gross acres and 14,000 net acres.  We have an 80% working interest in the acreage. We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In October 2008, we issued 4.2 million shares of our common stock to TR Energy, Inc. (“TR Energy”), a related party, in exchange for a net 10% interest in the Cornerstone Project.  The acquisition increased our interest in the Cornerstone Project to 80% and TR Energy retains a 20% interest.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Summarized Results of Operations

	2009	2008	Increase (Decrease)
Total revenues	$282,395	$480,971	$(198,576)
Total operating expenses	968,256	948,192	20,064
Loss from operations	(685,861)	(467,221)	(218,640)
Total other expenses	(105,935)	(193,682)	87,747
Loss before income tax expense	(791,796)	(660,903)	(130,893)
Income tax expense	(370)	(45,359)	44,989
Net loss	$(792,166)	$(706,262)	$(85,904)

Revenues:  Total revenues for the three months ended March 31, 2009 totaled $282,395, compared to $480,971 for the three months ended March 31, 2008.  Production revenues of oil and gas decreased $115,541 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This decrease in revenues reflects the impact of a drop in sales prices for natural gas of about 53% and oil of about 62%.  Transportation and gathering revenue decreased $96,582 in the three months ended March 31, 2009, compared to the three months ended March 31, 2008 due to the drop in sales prices for natural gas.

Expenses:  Total operating expenses for the three months ended March 31, 2009 were $968,256, compared to $948,192 in the three months ended March 31, 2008.  This change is comprised of increases in lease operating and general and administrative expenses offset by a decrease in the cost of gas purchased for resale.

•
Lease Operating Expense:  The $51,445 increase in lease operating expense to $76,740 for the three months ended March 31, 2009 from $25,295 for the three months ended March 31, 2008 is primarily due to the Childers #2 and Harris #2 wells.  These two wells were not operating during the first quarter of 2008.

•
General and Administrative Expense:  The $61,601 increase in general and administrative expense to $683,081 for the three months ended March 31, 2009 from $621,480 for the three months ended March 31, 2008 is primarily due to increased accounting fees.   The large part of the accounting fee increase is due to work performed during 2009 related to the 2008 10-K preparation and documentation of internal controls in relation to management’s evaluation of disclosure controls and procedures and controls over financial reporting as required by Sarbanes-Oxley.

•
Cost of Gas Purchased for Resale:  The $98,561 decrease in cost of gas purchased for resale to $50,325 for the three months ended March 31, 2009 from $148,886 for the three months ended March 31, 2008 is due to a drop in the purchase price for natural gas purchased from operators.

Other Income (Expenses):  Total other expenses for the three months ended March 31, 2009 was $105,935, compared to $193,682 of other expenses for the three months ended March 31, 2008.  The primary reason for this $87,747 decrease was due to an over accrual in 2008 of the liquidated damages expense that was corrected in the third quarter of 2008.  This over accrual of expense was offset by a decrease in interest income from the three months ended March 31, 2008 compared to the three months ended March 31, 2009 due to the significant decrease in cash and lower interest rates.

Income Tax Expense:  In the three months ended March 31, 2009, we recognized income tax expense of $370 compared to income tax expense of $45,359 in the first quarter of 2008.  The $44,989 decrease is primarily due to our position that we are not likely to realize our deferred tax assets or liabilities, and therefore, a valuation allowance was recorded to offset these amounts.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $792,166 in the three months ended March 31, 2009 as compared to an operating loss of $706,262 in the three months ended March 31, 2008.

Liquidity and Capital Resources

We ended the first quarter of 2009 with approximately $629,000 in cash and cash equivalents, compared to approximately $792,000 at December 31, 2008.  The decrease in cash and cash equivalents is related to purchases of lease and well equipment and oil and gas properties and payments made on operating liabilities offset by increases in cash flows from operating assets.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Total cash provided by (used in):
Operating activities	$(384,099)	$(1,161,468)
Investing activities	(347,274)	(1,921,248)
Financing activities	568,389	(750,849)
Decrease in cash and cash equivalents	$(162,984)	$(3,833,565)

Cash used in operating activities in the three months ended March 31, 2009 totaled $384,099, compared to $1,161,468 used in operating activities in the three months ended March 31, 2008.  The decrease is primarily due to additional cash provided by changes in connection with operating assets and liabilities offset by an increase in the net loss.  The net loss was $792,166 in the three months ended March 31, 2009, an increase from the net loss of $706,262 in the three months ended March 31, 2008.  The changes in operating assets and liabilities are primarily due to changes in joint-interest billings receivable, related parties, other current assets, accounts payable, related party joint-interest deposits payable, and interest payable, related parties.

Cash used in investing activities in the three months ended March 31, 2009 was $347,274, compared to $1,921,248 in the three months ended March 31, 2008.  The change is due primarily to decreased drilling activities in three months ended March 31, 2009.  Drilling and completion of the Harris #2 and Childers #2 wells were finished in January 2008 and February 2008, respectively.  We spent in excess of $1.8 million on lease and well equipment, leasehold costs and intangible drilling and completion costs in the first three months of 2008, compared to $336,640 in the first three months of 2009.  Finally, property and equipment purchases were approximately $10,634 in the first three months of 2009 compared to $77,130 in the first three months of 2008.

Cash provided by financing activities in the three months ended March 31, 2009 totaled $568,389, compared to $750,849 of cash used in financing activities in the three months ended March 31, 2008.  During the first quarter of 2009 we received proceeds of $570,000 on a related party note payable.  During January of 2008 we made a payment of $742,544 principal on that same related party note payable.

Sources of Liquidity

Our most significant source of liquidity continues to be the funds generated in the public offering in December 2007.  We have also utilized related party financing in the form of notes payable.  We believe that the proceeds from the offering and financing available from related parties will be sufficient to finance our operations for the remainder of 2009.  However, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  In January 2009 we engaged an exclusive advisor to assist in these matters and are considering raising additional capital through the participation in drilling partnerships in order to continue the development of our large leasehold.  We also entered into a credit agreement with lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of March 31, 2009, these conditions had not been met.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements included in our annual report on Form 10-K filed with the SEC on March 31, 2009.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Revenue Recognition

We utilize the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on our net revenue interests in the wells.  Crude oil inventories are immaterial and are not recorded.

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

Item 4T.  Controls and Procedures.

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes to Internal Controls and Procedures Over Financial Reporting

There have been no changes to our internal control in the quarter ended March 31, 2009.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION
Date: May 13, 2009	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2009	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)