Form 10-Q
period 2009-06-30
Pegasi Energy Resources Corporation.
filed 2009-08-13
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒ .

There were 33,610,801 shares of the registrant's common stock outstanding as of August 10, 2009.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,153	$792,255
Accounts receivable, trade	125,153	249,651
Accounts receivable, related parties	42,409	69,408
Joint-interest billings receivable, related parties, net	23,970	58,249
Other current assets	244,401	166,972
Total current assets	743,086	1,336,535

Property and equipment:
Equipment	597,145	573,188
Pipelines	701,806	701,806
Buildings	19,916	19,916
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	134,407	134,407
Website	15,000	15,000
Total property and equipment	1,525,959	1,502,002
Less accumulated depreciation	(441,649)	(368,878)
Property and equipment, net	1,084,310	1,133,124

Oil and gas properties:
Oil and gas properties, proved	11,928,135	11,905,413
Oil and gas properties, unproved	9,065,855	8,714,577
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	21,214,227	20,840,227
Less accumulated depreciation and depletion	(855,424)	(806,303)
Oil and gas properties, net	20,358,803	20,033,924

Total assets	$22,186,199	$22,503,583

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$127,404	$202,710
Accounts payable, related parties	768,612	684,996
Revenues payable	171,719	194,560
Interest payable, related parties	600,013	385,160
Liquidated damages payable	131,831	121,579
Other payables	45,604	54,061
Current portion of notes payable	6,628	6,575
Current portion of notes payable, related parties	5,777,303	-
Total current liabilities	7,629,114	1,649,641

Notes payable	8,089	11,387
Notes payable, related parties	-	4,857,303
Asset retirement obligations	291,810	283,307
Total liabilities	7,929,013	6,801,638

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value; 75,000,000 shares authorized;
33,610,801 shares issued and outstanding
at June 30, 2009 and December 31, 2008	33,611	33,611
Additional paid-in capital	19,673,102	19,673,102
Accumulated deficit	(5,449,527)	(4,004,768)
Total stockholders' equity	14,257,186	15,701,945

Total liabilities and stockholders' equity	$22,186,199	$22,503,583

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas	$131,449	$317,554	$246,256	$547,902
Condensate and skim oil	19,556	68,857	40,823	100,066
Transportation and gathering	61,828	267,973	136,660	439,386
Saltwater disposal income	25,086	42,003	96,575	90,003
Total revenues	237,919	696,387	520,314	1,177,357

Operating expenses:
Lease operating expenses	129,814	43,822	206,554	69,116
Saltwater disposal expenses	68,541	52,541	140,273	100,586
Pipeline operating expenses	20,974	52,319	46,288	100,246
Cost of gas purchased for resale	35,902	231,460	86,227	380,344
Depletion and depreciation	60,827	65,940	121,892	125,969
General and administrative	457,208	686,613	1,140,289	1,306,711
Total operating expenses	773,266	1,132,515	1,741,523	2,082,972
Loss from operations	(535,347)	(436,128)	(1,221,209)	(905,615)

Other income (expenses):
Interest income	412	16,306	1,827	63,865
Interest expense	(112,589)	(97,599)	(215,420)	(194,998)
Liquidated damages	(5,126)	-	(10,252)	(150,756)
Other income	59	(296)	665	8,883
Total other expenses	(117,244)	(81,589)	(223,180)	(273,006)

Loss before income tax expense	(652,591)	(517,717)	(1,444,389)	(1,178,621)

Income tax expense	-	(17,392)	(370)	(62,752)

Net loss	$(652,591)	$(535,109)	$(1,444,759)	$(1,241,373)

Basis and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding	33,610,801	29,375,801	33,610,801	29,374,738

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net loss	$(1,444,759)	$(1,241,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	121,892	125,969
Accretion of discount on asset retirement obligations	8,503	8,018
Deferred income taxes	-	52,111
Liquidated damages	10,252	150,756
Changes in operating assets and liabilities:
Accounts receivable, trade	124,498	(121,031)
Accounts receivable, related parties	26,999	(153,438)
Joint-interest billings receivable, related parties, net	34,279	(240,747)
Other current assets	(77,429)	217,394
Accounts payable	(75,306)	(202,605)
Accounts payable, related parties	103,616	(6,308)
Revenues payable	(22,841)	132,354
Interest payable, related parties	214,853	(82,660)
Other payables	(8,457)	177,344
Joint-interest deposits, related parties	-	(849,619)
Net cash used in operating activities	(983,900)	(2,033,835)

Investing Activities
Purchases of property and equipment	(23,957)	(478,822)
Purchases of oil and gas properties	(374,000)	(3,178,489)
Net cash used in investing activities	(397,957)	(3,657,311)

Financing Activities
Payments on notes payable	(3,245)	(2,820)
Proceeds from borrowing on notes payable, related party	900,000	-
Payments on notes, related party	-	(742,544)
Payments for cancelled shares of common stock1	-	(6,610)
Net cash provided by (used in) financing activities	896,755	(751,974)

Net decrease in cash and cash equivalents	(485,102)	(6,443,120)
Cash and cash equivalents at beginning of period	792,255	8,935,283

Cash and cash equivalents at end of period	$307,153	$2,492,163

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$567	$277,658

1 2,681 net shares of common stock were cancelled by investors during the three months ended June 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

b)  New Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full-cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves.  The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  Early adoption is not permitted.  The Company is currently assessing the impact that the adoption will have on the Company’s consolidated financial position, results of operations, cash flows and disclosures.

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

SFAS No. 141R (revised 2007), Business Combinations, amends SFAS No. 141 by requiring an acquirer to recognize: (i) the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date, (ii) a gain attributable to any “negative goodwill” in a bargain purchase, and (iii) an expense related to acquisition costs.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R in the first quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company adopted SFAS No.160 during the first quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS No. 162.  SFAS No. 168 established The FASB Accounting Standards Codification as the source of authoritative U.S. GAAP.  When the Codification is in effect, all of its content will carry the same level of authority.  SFAS No. 168 becomes effective September 15, 2009.  The FASB does not expect that SFAS 168 will result in a change in current practice, and the Company does not believe that SFAS No. 168 will have an impact on its consolidated financial position, operating results, or cash flows.

c)  Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current period’s presentation.

3.  NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following at:

	June 30, 2009	December 31, 2008
Original note payable dated May 21, 2007 to Teton, Ltd. (“Teton”). Additional funds added by the
the third and fourth amendments to the note result in an outstanding balance of $5,777,303 including interest at 8%, with interest payment due on September 21, 2009 for period from date of note, remaining interest and principal due on maturity date of May 21, 2010.	$5,777,303	$4,857,303

Total notes payable, related parties	5,777,303	4,857,303
Less current portion	(5,777,303)	-
Total long-term notes payable, related parties	$-	$4,857,303

In May 2009 the third and fourth amendments to the “Renewal Promissory Note” (the “Teton Note”) dated May 21, 2007 were executed.  The third amendment defers the May 21, 2009 interest payment on the Teton Note to September 21, 2009.  The fourth amendment added $350,000 of additional funds to the outstanding balance of the Teton Note.  On March 3, 2009, a “Second Amendment to Renewal Promissory Note and Loan Modification Agreement” (“Second Amendment”) was executed, which amended the Teton Note.  This agreement added $550,000 of additional cash proceeds and $20,000 of advances payable to the outstanding balance of the Teton Note and pledged substantially all of the Company’s assets to secure repayment of the note.  On May 1, 2007, a “Memorandum of Understanding” was executed to grant Teton the right to convert the outstanding balance on the note into shares of PERC’s common stock at a fixed conversion price of $1.20 per share.  The Second Agreement confirmed that the fixed conversion price of $1.20 per share would remain for the portion of the note payable balance that existed prior its execution, and a fixed conversion price of $1.60 was agreed upon for conversion of the additional funds.  Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date.  This option will continue in existence as long as any balance remains outstanding on the note.

4.  SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. (“TR Rodessa”) operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal, Inc. (“59 Disposal”) operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008:

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

4.  SEGMENT INFORMATION (CONTINUED)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30,2009	Six Months Ended June 30,2008

Business segment revenue:
Oil and gas	$131,449	$317,554	$246,256	$547,902
Condensate and skim oil	19,556	68,857	40,823	100,066
Transportation and gathering	61,828	267,973	136,660	439,386
Saltwater disposal income	25,086	42,003	96,575	90,003
Total revenues	$237,919	$696,387	$520,314	1,177,357

Business segment profit (loss):
Oil and gas	$(83,590)	$24,406	$(280,886)	$87,800
Condensate and skim oil	19,556	98,367	40,823	142,951
Transportation and gathering	(7,049)	(49,768)	(24,319)	(78,597)
Saltwater disposal	(68,301)	(43,936)	(95,653)	(75,189)
General corporate	(395,963)	(465,197)	(861,174)	(982,580)
Loss from operations	$(535,347)	$(436,128)	$(1,221,209)	$(905,615)

Depreciation and depletion:
Oil and gas	$27,235	$25,770	$54,987	$53,068
Transportation and gathering	7,599	12,520	15,198	17,903
Saltwater disposal	16,865	20,251	33,469	40,501
General corporate	9,128	7,399	18,238	14,497
Total depreciation and depletion	$60,827	$65,940	$121,892	$125,969

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Capital expenditures:
Oil and gas	$374,000	$3,178,489
Transportation and gathering	-	384,126
Saltwater disposal	23,197	6,550
General corporate	760	88,146
Total capital expenditures	$397,957	$3,657,311

	June 30, 2009	December 31, 2008
Business segment assets:
Oil and gas	$20,796,987	$20,921,001
Transportation and gathering	656,755	773,767
Saltwater disposal	309,844	344,113
General corporate	422,613	464,702
Total assets	$22,186,199	$22,503,583

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

5.  COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At June 30, 2009, management reevaluated the status of the registration statement and determined an accrual of $131,831 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $131,831 and $121,579 in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

6.  SUBSEQUENT EVENTS

Management has evaluated and disclosed subsequent events up to and including August 12, 2009 which is the date the statements were available for issuance.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable, and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

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

Company Overview

We are an organic growth-oriented independent energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  We currently hold interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field.  The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

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

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of June 30, 2009, we operated nine wells.  The Harris #2 well was completed in January 2008 and the Childers #2 well was completed in February 2008 and each began producing in July and June 2008, respectively.  In addition, we are actively maintaining our producing wells with necessary workover procedures.

The first fracture treatment stage of the Cotton Valley Group in the Harris #2 and Childers #2 wells occurred in June 2008.  Permanent facilities have been installed and the wells have been placed on production.  As of June 30, 2009, our leasehold position is approximately 21,000 gross acres and 14,000 net acres.  We have an 80% working interest in the acreage.  We continue to maintain our acreage position by having an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In October 2008, we issued 4.2 million shares of our common stock to TR Energy, Inc. (“TR Energy”), a related party, in exchange for a net 10% interest in the Cornerstone Project.  The acquisition increased our interest in the Cornerstone Project to 80% and TR Energy retains a 20% interest.

In January 2009, we engaged an exclusive financial advisor to assist in securing additional capital.  It is our intention to raise additional capital so that we may add stages of fracture treatment to the Harris #2 and Childers #2 as well as deepening the Childers #1 and Harris #1.  The deepening will be to a minimum depth to complete the wells in the Cotton Valley formation and possibly deeper in order to evaluate the Cotton Valley Lime formation.  Additional capital will also be used to drill and complete wells on the previously constructed Huntington #4 and Childers #3 locations to approximately 10,500 feet.  We are also considering the raising of additional capital through the participation in drilling partnerships in order to continue the development of our large leasehold.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Summarized Results of Operations

	2009	2008	Increase (Decrease)
Total revenues	$237,919	$696,387	$(458,468)
Total operating expenses	773,266	1,132,515	(356,249)
Loss from operations	(535,347)	(436,128)	99,219
Total other expenses	(117,244)	(81,589)	35,655
Loss before income tax expense	(652,591)	(517,717)	134,874
Income tax expense	-	(17,392)	(17,392)
Net loss	$(652,591)	$(535,109)	$117,482

Revenues:  Total revenues for the three months ended June 30, 2009 totaled $237,919, compared to $696,387 for the three months ended June 30, 2008.  Production revenues of oil and gas decreased $186,105 to $131,449 for the three months ended June 30, 2009 compared to $317,554 for the three months ended June 30, 2008.  The decrease in production revenues reflects the impact of a drop in sales prices for natural gas of about 69% and oil of about 53%.  Transportation and gathering revenue decreased $206,145 to $61,828 for the three months ended June 30, 2009, compared to $267,973 for the three months ended June 30, 2008 due to the drop in sales prices for natural gas.

Expenses:  Total operating expenses for the three months ended June 30, 2009 were $773,266, compared to $1,132,515 in the three months ended June 30, 2008.  This change is primarily comprised of decreases in cost of gas purchased for resale and general and administrative expenses offset by an increase in the lease operating expenses.

•
Lease Operating Expense:  The $85,992 increase in lease operating expense to $129,814 for the three months ended June 30, 2009 from $43,822 for the three months ended June 30, 2008 is due to workover costs on the Bramlett and Ralph #1 wells and the operating costs of the Childers #2 and Harris #2 wells, which were not operating during the second quarter of 2008.

•
General and Administrative Expense:  The $229,405 decrease in general and administrative expense to $457,208 for the three months ended June 30, 2009 from $686,613 for the three months ended June 30, 2008 is primarily due to decreased audit and accounting fees.  The large part of the audit and accounting fees decrease is due to work performed during 2008 related to the 2007 10-K and S-1 registration statement preparation.

•
Cost of Gas Purchased for Resale:  The $195,558 decrease in cost of gas purchased for resale to $35,902 for the three months ended June 30, 2009 from $231,460 for the three months ended June 30, 2008 is due to a drop in the purchase price for natural gas purchased from operators.

Other Income (Expenses):  Total other expenses for the three months ended June 30, 2009 was $117,244, compared to $81,589 of other expenses for the three months ended June 30, 2008.  The primary reason for this $35,655 increase was due to higher interest expense in 2009 because of $920,000 added to the outstanding balance of the notes payable to a related party (See Note 3).  In addition to the increase in interest expense, there was a decrease in interest income from the three months ended June 30, 2008 compared to the three months ended June 30, 2009 due to the significant decrease in cash as well as lower interest rates.

Income Tax Expense:  In the three months ended June 30, 2009, we recognized no income tax expense compared to income tax expense of $17,392 in the second quarter of 2008.  The $17,392 decrease is primarily due to our position that we are not likely to realize our deferred tax assets or liabilities, and therefore, a valuation allowance was recorded to offset these amounts.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $652,591 in the three months ended June 30, 2009 as compared to an operating loss of $535,109 in the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

Summarized Results of Operations

	2009	2008	Increase (Decrease)
Total revenues	$520,314	$1,177,357	$(657,043)
Total operating expenses	1,741,523	2,082,972	(341,449)
Loss from operations	(1,221,209)	(905,615)	315,594
Total other expenses	(223,180)	(273,006)	(49,826)
Loss before income tax expense	(1,444,389)	(1,178,621)	265,768
Income tax expense	(370)	(62,752)	(62,382)
Net loss	$(1,444,759)	$(1,241,373)	$203 386

Revenues:  Total revenues for the six months ended June 30, 2009 totaled $520,314, compared to $1,177,357 for the six months ended June 30, 2008.  Production revenues of oil and gas decreased $301,646 to $246,256 for the six months ended June 30, 2009 compared to $547,902 for the six months ended June 30, 2008.  The decrease in production revenues reflects the impact of a drop in sales prices for natural gas of about 62% and oil of about 58%.  Transportation and gathering revenue decreased $302,726 to $136,660 for the six months ended June 30, 2009, compared to $439,386 for the six months ended June 30, 2008 due to the drop in sales prices for natural gas.

Expenses:  Total operating expenses for the six months ended June 30, 2009 were $1,741,523, compared to $2,082,972 in the six months ended June 30, 2008.  This change is comprised primarily of decreases in cost of gas purchased for resale and general and administrative expenses offset by an increase in the lease operating expenses.

•
Lease Operating Expense:  The $137,438 increase in lease operating expense to $206,554 for the six months ended June 30, 2009 from $69,116 for the six months ended June 30, 2008 is primarily due to workover costs on the Bramlett and Ralph #1 wells and the operating costs of the Childers #2 and Harris #2 wells, which were not operating during the first six months of 2008.

•
General and Administrative Expense:  The $166,422 decrease in general and administrative expense to $1,140,289 for the six months ended June 30, 2009 from $1,306,711 for the six months ended June 30, 2008 is primarily due to decreased audit and accounting fees.  The large part of the audit and accounting fees decrease is due to work performed during the second quarter of 2008 related to the 2007 10-K and S-1 registration statement preparation.  The second quarter decrease is partially offset by a first quarter increase in accounting fees for 2009 as compared to the same period in 2008.  The large part of the first quarter accounting fee increase is due to work performed during 2009 related to the 2008 10-K preparation and documentation of internal controls in relation to management’s evaluation of disclosure controls and procedures and internal controls over financial reporting as required by Sarbanes-Oxley.

•
Cost of Gas Purchased for Resale:  The $294,117 decrease in cost of gas purchased for resale to $86,227 for the six months ended June 30, 2009 from $380,344 for the six months ended June 30, 2008 is due to a drop in the purchase price for natural gas purchased from operators.

Other Income (Expenses):  Total other expenses for the six months ended June 30, 2009 was $223,180, compared to $273,006 of other expenses for the six months ended June 30, 2008.  The primary reason for this $49,826 decrease was due to an over accrual in 2008 of the liquidated damages expense that was corrected in the third quarter of 2008.  This over accrual of expense was offset by higher interest expense due to higher outstanding balances during the 2009 period compared to the 2008 period, a decrease in interest income for the six months ended June 30, 2008 compared to the six months ended June 30, 2009 due to the significant decrease in cash as well as lower interest rates.

Income Tax Expense:  In the six months ended June 30, 2009, we recognized income tax expense of $370 compared to income tax expense of $62,752 in the first two quarters of 2008.  The $62,382 decrease is primarily due to our position that we are not likely to realize our deferred tax assets or liabilities, and therefore, a valuation allowance was recorded to offset these amounts.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $1,444,759 in the six months ended June 30, 2009 as compared to an operating loss of $1,241,373 in the six months ended June 30, 2008.

Liquidity and Capital Resources

We ended the second quarter of 2009 with approximately $307,000 in cash and cash equivalents, compared to approximately $792,000 at December 31, 2008.  The decrease in cash and cash equivalents is related to purchases of lease and well equipment and oil and gas properties and payments made on operating liabilities offset by increases in cash flows from operating assets.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Total cash provided by (used in):
Operating activities	$(983,900)	$(2,033,835)
Investing activities	(397,957)	(3,657,311)
Financing activities	896,755	(751,974)
Decrease in cash and cash equivalents	$(485,102)	$(6,443,120)

Cash used in operating activities in the six months ended June 30, 2009 totaled $983,900, compared to $2,033,835 used in operating activities in the six months ended June 30, 2008.  The decrease is primarily due to changes in operating assets and liabilities and the over accrual of the liquidated damages expense in 2008 offset by an increase in the net loss.  The net loss was $1,444,759 in the six months ended June 30, 2009, an increase from the net loss of $1,241,373 in the six months ended June 30, 2008.  The changes in operating assets and liabilities are primarily due to changes in accounts receivable, trade, joint-interest billings receivable, related parties, other current assets, accounts payable, interest payable, related parties, and joint-interest deposits payable, related parties.

Cash used in investing activities in the six months ended June 30, 2009 was $397,957, compared to $3,657,311 in the six months ended June 30, 2008.  The change is due primarily to decreased drilling activities in the six months ended June 30, 2009.  Drilling and completion of the Harris #2 and Childers #2 wells were finished in January 2008 and February 2008, respectively.  We spent approximately $3.2 million on lease and well equipment, leasehold costs and intangible drilling and completion costs in the first six months of 2008, compared to $374,000 in the first six months of 2009.  Finally, property and equipment purchases were approximately $23,957 in the first six months of 2009 compared to $478,822 in the first six months of 2008.

Cash provided by financing activities in the six months ended June 30, 2009 totaled $896,755, compared to $751,974 of cash used in financing activities in the six months ended June 30, 2008.  During the first six months of 2009 we received proceeds of $900,000 from the issuance of a note payable to a related party.  During January 2008, we made principal payments of $742,544 on the same note payable to a related party.

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

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing, or other means.  In January 2009 we engaged an exclusive advisor to assist in these matters and are considering raising additional capital through the participation in drilling partnerships in order to continue the development of our large leasehold.  We also entered into a credit agreement with lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of June 30, 2009, these conditions had not been met.

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

Item 4T.  Controls and Procedures.

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes to Internal Controls and Procedures Over Financial Reporting

There have been no changes to our internal control in the quarter ended June 30, 2009.

Management’s Remediation Plans

We are committed to improving our financial organization.  As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2009 to resolve non-routine or complex accounting matters.  In addition, when funds are available, which we expect to occur by the end of 2009, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum.  We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements.  As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.01
Third Amendment to Renewal Promissory Note and Loan Modification Agreement, dated as of May [  ], 2009, by and among Pegasi Energy Resources Corporation, Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc. 59 Disposal, Inc., and Teton, Ltd.

10.02
Fourth Amendment to Renewal Promissory Note and Loan Modification Agreement, dated as of May [  ], 2009, by and among Pegasi Energy Resources Corporation, Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc. 59 Disposal, Inc., and Teton, Ltd.

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

PEGASI ENERGY RESOURCES CORPORATION
Date: August 13, 2009	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)