Form 10-Q
period 2009-09-30
Pegasi Energy Resources Corporation.
filed 2009-11-12
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

There were 33,610,801 shares of the registrant's common stock outstanding as of November 11, 2009.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,764	$792,255
Accounts receivable, trade	108,654	249,651
Accounts receivable, related parties	36,256	69,408
Joint-interest billings receivable, related parties, net	7,825	58,249
Other current assets	271,643	166,972
Total current assets	529,142	1,336,535

Property and equipment:
Equipment	597,145	573,188
Pipelines	701,806	701,806
Buildings	19,916	19,916
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	136,040	134,407
Website	15,000	15,000
Total property and equipment	1,527,592	1,502,002
Less accumulated depreciation	(478,314)	(368,878)
Property and equipment, net	1,049,278	1,133,124

Oil and gas properties:
Oil and gas properties, proved	11,926,381	11,905,413
Oil and gas properties, unproved	9,087,170	8,714,577
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	21,233,788	20,840,227
Less accumulated depletion and depreciation	(877,798)	(806,303)
Oil and gas properties, net	20,355,990	20,033,924

Total assets	$21,934,410	$22,503,583

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$115,183	$202,710
Accounts payable, related parties	831,247	684,996
Revenues payable	116,224	194,560
Interest payable, related party	717,878	385,160
Liquidated damages payable	136,957	121,579
Other payables	43,092	54,061
Current portion of notes payable	6,655	6,575
Current portion of notes payable, related party	5,952,303	-
Total current liabilities	7,919,539	1,649,641

Notes payable	6,403	11,387
Notes payable, related party	-	4,857,303
Asset retirement obligations	296,060	283,307

Total liabilities	8,222,002	6,801,638

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value; 75,000,000 shares authorized;
33,610,801 shares issued and outstanding
at September 30, 2009 and December 31, 2008	33,611	33,611
Additional paid-in capital	19,673,102	19,673,102
Accumulated deficit	(5,994,305)	(4,004,768)
Total stockholders' equity	13,712,408	15,701,945

Total liabilities and stockholders' equity	$21,934,410	$22,503,583

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Oil and gas	$141,392	$491,511	$387,648	$1,039,414
Condensate and skim oil	25,469	88,282	66,292	188,347
Transportation and gathering	50,443	306,652	187,103	746,037
Saltwater disposal income	26,368	63,700	122,943	153,703
Total revenues	243,672	950,145	763,986	2,127,501

Operating expenses:
Lease operating expenses	76,030	77,508	282,583	146,623
Saltwater disposal expenses	38,677	58,974	178,950	159,560
Pipeline operating expenses	16,344	23,435	62,632	123,681
Cost of gas purchased for resale	28,022	252,463	114,249	632,807
Depletion and depreciation	59,039	2,074	180,931	128,045
General and administrative	447,131	657,740	1,587,420	1,996,526
Total operating expenses	665,243	1,072,194	2,406,765	3,187,242
Loss from operations	(421,571)	(122,049)	(1,642,779)	(1,059,741)

Other income (expenses):
Interest income	396	9,161	2,223	73,026
Interest expense	(118,521)	(98,423)	(333,941)	(293,421)
Liquidated damages	(5,126)	185,059	(15,378)	34,303
Other income	43	49,163	708	58,342
Total other income (expenses)	(123,208)	144,960	(346,388)	(127,750)

Income (loss) before income tax expense	(544,779)	22,911	(1,989,167)	(1,187,491)

Income tax expense	-	(27,613)	(370)	(90,365)

Net loss	$(544,779)	$(4,702)	$(1,989,537)	$(1,277,856)

Basic and diluted loss per share	$(0.02)	$-	$(0.06)	$(0.04)

Weighted average shares outstanding	33,610,801	29,385,912	33,610,801	29,378,459

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net loss	$(1,989,537)	$(1,277,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	180,931	128,045
Accretion of discount on asset retirement obligations	12,753	7,855
Stock issued for legal services	-	77,000
Deferred income taxes	-	71,624
Liquidated damages	15,378	(34,304)
Other income	-	(112,754)
Changes in operating assets and liabilities:
Accounts receivable, trade	140,997	(253,777)
Accounts receivable, related parties	33,152	44,433
Joint-interest billings receivable, related parties, net	50,424	(123,420)
Other current assets	(104,671)	130,686
Accounts payable	(87,527)	(738,243)
Accounts payable, related parties	166,251	128,481
Revenues payable	(78,336)	219,341
Interest payable, related party	332,718	14,738
Other payables	(10,969)	205,325
Joint-interest deposits, related parties	-	(849,619)
Net cash used in operating activities	(1,338,436)	(2,362,445)

Investing Activities
Purchases of property and equipment	(25,590)	(521,548)
Purchases of oil and gas properties	(393,561)	(3,966,560)
Net cash used in investing activities	(419,151)	(4,488,108)

Financing Activities
Payments on notes payable	(4,904)	(3,121)
Proceeds from borrowing on notes payable, related party	1,075,000	-
Payments on notes payable, related party	-	(742,544)
Payments for cancelled shares of common stock1	-	(6,903)
Net cash provided by (used in) financing activities	1,070,096	(752,568)

Net decrease in cash and cash equivalents	(687,491)	(7,603,121)
Cash and cash equivalents at beginning of period	792,255	8,935,283

Cash and cash equivalents at end of period	$104,764	$1,332,162

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,223	$278,683

1 2,681 net shares of common stock were cancelled by investors during the nine months ended September 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

b)  New Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS No, 162, The Hierarchy of Generally Accepted Accounting Principles.  As of September 15, 2009, the date that SFAS No. 168 became effective, the new name for this standard is, FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles.  FASB ASC Topic 105 establishes The FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP.  Now that the Codification is in effect, all of its content carries the same level of authority.  FASB ASC Topic 105 became effective September 15, 2009.  The FASB does not expect that FASB ASC Topic 105 will result in a change in current practice, and the Company does not believe that FASB ASC Topic 105 will have an impact on its consolidated operating results, financial position or cash flows.

On December 31, 2008, the SEC issued Modernization of Oil and Gas Reporting updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full-cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, consolidated operating results, financial position and cash flows.

Effective in the prior quarter, the Company implemented SFAS No. 165, Subsequent Events.  As of September 15, 2009, the date that FASB ASC Topic 105 became effective, the new name for SFAS No. 165 is, FASB ASC Topic 855, Subsequent Events.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC Topic 855 did not impact the Company’s consolidated financial position or results of operations.  The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 12, 2009, the date the Company issued the accompanying consolidated financial statements.  During this period, the Company did not have any material recognizable subsequent events, other than the amendments to the notes payable, related party and the new line of credit agreement with Teton, Ltd. (“Teton”) effective October 14, 2009 (see Note 6).

c)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

3.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:

	September 30, 2009	December 31, 2008
Original note payable dated May 21, 2007 to Teton (the “Teton Note”). Additional funds added by amendments three, four and five to the note result in an outstanding balance of $5,952,303, including interest at 8%, with an interest payment due on October 21, 2009 for the period from the date of the note, with all remaining interest and principal due on the maturity date of May 21, 2010.	$5,952,303	$4,857,303
Total notes payable, related party	5,952,303	4,857,303
Less current portion	(5,952,303)	-
Total long-term notes payable, related party	$-	$4,857,303

In September 2009, the fifth amendment to the Teton Note, dated May 21, 2007, was executed.  The amendment defers the September 21, 2009 interest payment on the Teton Note to October 21, 2009.   In addition, the amendment added $175,000 of additional funds to the outstanding balance of the Teton Note.  In May 2009, the third and fourth amendments to the Teton Note were executed.  The third amendment deferred the May 21, 2009 interest payment to September 21, 2009 and the fourth amendment added $350,000 of additional funds to the outstanding balance of the Teton Note.  On March 3, 2009, a “Second Amendment to Renewal Promissory Note and Loan Modification Agreement” (the “Second Amendment”) was executed, which amended the Teton Note.  This agreement added $550,000 of additional cash proceeds and $20,000 of advances payable to the outstanding balance of the Teton Note and pledged substantially all of the Company’s assets to secure repayment of the note.  On May 1, 2007, a “Memorandum of Understanding” was executed to grant Teton the right to convert the outstanding balance on the note into shares of PERC’s common stock at a fixed conversion price of $1.20 per share. The Second Amendment confirmed that the fixed conversion price of $1.20 per share would remain for the portion of the note payable balance that existed prior its execution, and a fixed conversion price of $1.60 was agreed upon for conversion of the additional funds. Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date. This option will continue in existence as long as any balance remains outstanding on the note.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

4.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. (“TR Rodessa”) operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal, Inc. (“59 Disposal”) operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Business segment revenue:
Oil and gas	$141,392	$491,511	$387,648	$1,039,414
Condensate and skim oil	25,469	88,282	66,292	188,347
Transportation and gathering	50,443	306,652	187,103	746,037
Saltwater disposal income	26,368	63,700	122,943	153,703
Total revenues	$243,672	$950,145	$763,986	$2,127,501

Business segment profit (loss):
Oil and gas	$(6,677)	$261,194	$(287,562)	$348,995
Condensate and skim oil	25,469	88,282	66,292	188,347
Transportation and gathering	(3,725)	22,011	(28,044)	(56,208)
Saltwater disposal	(35,595)	(26,261)	(131,248)	(91,019)
General corporate	(401,043)	(467,275)	(1,262,217)	(1,449,856)
Loss from operations	$(421,571)	$(122,049)	$(1,642,779)	$(1,059,741)

Depletion and depreciation:
Oil and gas	$25,307	$(25,345)	$80,294	$27,724
Transportation and gathering	7,599	(815)	22,797	17,085
Saltwater disposal	16,996	20,660	50,465	61,162
General corporate	9,137	7,574	27,375	22,074
Total depletion and depreciation	$59,039	$2,074	$180,931	$128,045

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
  4.  SEGMENT INFORMATION (CONTINUED)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Capital expenditures:
Oil and gas	$393,561	$3,966,560
Transportation and gathering	-	427,370
Saltwater disposal	23,197	15,061
General corporate	2,393	79,117
Total capital expenditures	$419,151	$4,488,108

	September 30,	December 31,
	2009	2008
Business segment assets:
Oil and gas	$20,628,354	$20,921,001
Transportation and gathering	642,425	773,767
Saltwater disposal	303,660	344,113
General corporate	359,971	464,702
Total assets	$21,934,410	$22,503,583

5. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At September 30, 2009, management reevaluated the status of the registration statement and determined an accrual of $136,957 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $136,957 and $121,579 in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

 6.  SUBSEQUENT EVENTS

Effective October 21, 2009, a sixth amendment to the Teton Note was executed, which deferred the October 21, 2009 interest payment on the note to February 21, 2010.  The final maturity date of the Teton Note is unchanged and remains May 21, 2010. In addition, effective October 14, 2009, the Company entered into a $1.0 million line of credit agreement with Teton with interest of 6.25% per year.  Quarterly payments of all accrued interest will be payable on January 1, 2010, April 1, 2010, July 1, 2010, and October 1, 2010.  Principal shall be the sum of all advances made to the Company and is due and payable on October 14, 2010.

Management has evaluated and disclosed subsequent events up to and including November 12, 2009 which is the date the accompanying consolidated financial statements were available for issuance.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of FASB ASC Topic 825-10-50, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this topic and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable, and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

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

·
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  We plan to maximize the present value of our vertical wells by utilizing a shotgun dual or sawtooth production technique. We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties as well as horizontal drilling.  These horizontal wells will primarily target the Bossier formation and we anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  Due to the present commodity price, we will turn our focus to developing our oil potential by focusing on horizontal drilling.

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

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of September 30, 2009, we operated nine wells.  In addition, we are actively maintaining our producing wells with necessary workover procedures, however, no workovers were conducted in the third quarter beyond normal maintenance.

As of September 30, 2009, our leasehold position is approximately 21,000 gross acres and 14,000 net acres.  We have an 80% working interest in the acreage.  We continue to maintain our acreage position by having an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In October 2008, we issued 4.2 million shares of our common stock to TR Energy, Inc. (“TR Energy”), a related party, in exchange for a net 10% interest in the Cornerstone Project.  The acquisition increased our interest in the Cornerstone Project to 80% and TR Energy retains a 20% interest.

In January 2009, we engaged an exclusive financial advisor to assist us in securing additional capital.  In conjunction with our financial advisor and our management team, we have aggressively contacted many potential investors both within the industry and institutional investors.  We have had discussions with several potential investors, which, if successful, could result in drilling opportunities on our leaseholds in the near future.  However, we currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise funds on terms acceptable to us, if any at all.

If we are able to obtain funding, our main emphasis will be to explore for oil with horizontal drilling.  The present discussions are based on pursuing an aggressive drilling program where we would be carried for an interest in any wells at no cost to us.  In addition, any funds could be used to apply fracture treatment to the Harris #2 and Childers #2 as well as deepening the Childers #1 and Harris #1.  The deepening will be to a minimum depth to complete the wells in the Cotton Valley formation and possibly deeper in order to evaluate the Cotton Valley Lime formation.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Summarized Results of Operations

	2009	2008	Increase (Decrease)
Total revenues	$243,672	$950,145	$(706,473)
Total operating expenses	665,243	1,072,194	(406,951)
Loss from operations	(421,571)	(122,049)	299,522
Total other income (expenses)	(123,208)	144,960	(268,168)
Income (loss) before income tax expense	(544,779)	22,911	(567,690)
Income tax expense	-	(27,613)	(27,613)
Net loss	$(544,779)	$(4,702)	$540,077

Revenues:  Total revenues for the three months ended September 30, 2009 totaled $243,672, compared to $950,145 for the three months ended September 30, 2008.  Production revenues of oil and gas decreased $350,119 to $141,392 for the three months ended September 30, 2009 compared to $491,511 for the three months ended September 30, 2008.  The decrease in production revenues reflects the impact of a drop in sales prices for natural gas of about 72% and oil of about 45%.  Transportation and gathering revenue decreased $256,209 to $50,443 for the three months ended September 30, 2009, compared to $306,652 for the three months ended September 30, 2008 due to the drop in sales price for natural gas.

Expenses:  Total operating expenses for the three months ended September 30, 2009 were $665,243, compared to $1,072,194 for the three months ended September 30, 2008.  This decrease is comprised of decreases in cost of gas purchased for resale and general and administrative expenses offset by an increase in depletion and depreciation.

•
Depletion and Depreciation:  The $56,965 increase in depletion and depreciation to $59,039 for the three months ended September 30, 2009 from $2,074 for the three months ended September 30, 2008 was primarily due to a correction made to the depletion calculation in the third quarter of 2008.  The adjustment was for the first three quarters of 2008 and related to using the undiscounted estimated future expenditures instead of the discounted estimated future expenditures in the calculation. The remaining difference was due to the addition of equipment and a pipeline in 2009 resulting in higher depreciation.

•
General and Administrative Expense:  The $210,609 decrease in general and administrative expense to $447,131 for the three months ended September 30, 2009 from $657,740 for the three months ended September 30, 2008 was primarily due to decreased audit and accounting fees.   The large part of the audit and accounting fees decrease is due to work performed during 2008 related to the 2007 10-K and S-1 registration statement preparation.

•
Cost of Gas Purchased for Resale:  The $224,441 decrease in cost of gas purchased for resale to $28,022 for the three months ended September 30, 2009 from $252,463 for the three months ended September 30, 2008 was due to a drop in the purchase price for natural gas purchased from operators.

Other Income (Expenses):  Total other expenses for the three months ended September 30, 2009 were $123,208, compared to $144,960 of other income for the three months ended September 30, 2008.  The primary reason for this $268,168 increase was due to an over accrual in 2008 of liquidated damages expense that was corrected in the third quarter of 2008.

Income Tax Expense:  For the three months ended September 30, 2009, we recognized no income tax expense compared to income tax expense of $27,613 in the third quarter of 2008.  The $27,613 decrease is due to our position that we are not likely to realize our deferred tax assets or liabilities, and therefore, a valuation allowance was recorded to offset these amounts.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $544,779 for the three months ended September 30, 2009 as compared to a net operating loss of $4,702 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

Summarized Results of Operations

	2009	2008	Increase (Decrease)
Total revenues	$763,986	$2,127,501	$(1,363,515)
Total operating expenses	2,406,765	3,187,242	(780,477)
Loss from operations	(1,642,779)	(1,059,741)	583,038
Total other expenses	(346,388)	(127,750)	218,638
Loss before income tax expense	(1,989,167)	(1,187,491)	801,676
Income tax expense	(370)	(90,365)	(89,995)
Net loss	$(1,989,537)	$(1,277,856)	$711,681

Revenues:  Total revenues for the nine months ended September 30, 2009 totaled $763,986, compared to $2,127,501 for the nine months ended September 30, 2008.  Production revenues of oil and gas decreased $651,766 to $387,648 for the nine months ended September 30, 2009 compared to $1,039,414 for the nine months ended September 30, 2008.  The decrease in production revenues reflects the impact of a drop in sales prices for natural gas of about 66% and oil of about 54%.  Transportation and gathering revenue decreased $558,934 to $187,103 for the nine months ended September 30, 2009, compared to $746,037 for the nine months ended September 30, 2008 due to the drop in sales price for natural gas.

Expenses:  Total operating expenses for the nine months ended September 30, 2009 were $2,406,765, compared to $3,187,242 for the nine months ended September 30, 2008.  This decrease is comprised of decreases in cost of gas purchased for resale and general and administrative expenses offset by an increase in the lease operating expenses.

•
Lease Operating Expense:  The $135,960 increase in lease operating expense to $282,583 for the nine months ended September 30, 2009 from $146,623 for the nine months ended September 30, 2008 is primarily due to workover costs on the Bramlett and Ralph 1 wells and the operating costs of the Childers #2 and Harris #2 wells.  The Childers #2 and Harris #2 were not operating during the first six months of 2008.

•
General and Administrative Expense:  The $409,106 decrease in general and administrative expense to $1,587,420 for the nine months ended September 30, 2009 from $1,996,526 for the nine months ended September 30, 2008 is primarily due to decreased audit and accounting fees.   The decrease in audit and accounting fees of $206,000 was mainly due to work performed during the first nine months of 2008 related to the preparation of the S-1 registration statement, the 2007 10-K, and restatement of the Form 10-Q for the three-month period ended March 31, 2008.  In addition, due to the decrease in revenue during 2009, we made a concerted effort to decrease expenses such as automobile, travel and contract labor.

•
Cost of Gas Purchased for Resale:  The $518,558 decrease in cost of gas purchased for resale to $114,249 for the nine months ended September 30, 2009 from $632,807 for the nine months ended September 30, 2008 is due to a drop in the purchase price for natural gas purchased from operators.

Other Income (Expenses):  Total other expenses for the nine months ended September 30, 2009 was $346,388, compared to $127,750 of other expenses for the nine months ended September 30, 2008.  The increase of $49,681 was partially due to an over accrual in 2008 of the liquidated damages expense that was corrected in the third quarter of 2008.  There was also a decrease of $70,803 in interest income from $73,026 for the nine months ended September 30, 2008 to $2,223 for the nine months ended September 30, 2009 due to the significant decrease in cash and lower interest rates.  In addition, interest expense increased $40,520 to $333,941 for the nine months ended September 30, 2009 from $293,421 for the nine months ended September 30, 2008 due to an increase in the note payable, related party balance.

Income Tax Expense:  For the nine months ended September 30, 2009, we recognized income tax expense of $370 compared to income tax expense of $90,365 for the nine months ended September 30, 2008.  The $89,995 decrease is primarily due to our position that we are not likely to realize our deferred tax assets or liabilities, and therefore, a valuation allowance was recorded to offset these amounts.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $1,989,537 for the nine months ended September 30, 2009 as compared to an operating loss of $1,277,856 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

We ended the third quarter of 2009 with $104,764 in cash and cash equivalents, compared to $792,255 at December 31, 2008.  The decrease in cash and cash equivalents is related to purchases of lease and well equipment and oil and gas properties and using cash to cover operating expenses.  The decrease is partially offset by additional proceeds received from notes payable during 2009.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Total cash provided by (used in):
Operating activities	$(1,338,436)	$(2,362,445)
Investing activities	(419,151)	(4,488,108)
Financing activities	1,070,096	(752,568)
Decrease in cash and cash equivalents	$(687,491)	$(7,603,121)

Cash used in operating activities for the nine months ended September 30, 2009 totaled $1,338,436, compared to $2,362,445 used in operating activities for the nine months ended September 30, 2008.  The decrease of $1,024,009 in cash used is primarily due to additional cash provided by changes in connection with operating assets and liabilities offset by an increase in the net loss.  The net loss was $1,989,537 for the nine months ended September 30, 2009, an increase from the net loss of $1,277,856 for the nine months ended September 30, 2008.  The changes in operating assets and liabilities are primarily due to changes in accounts receivable, related parties, other current assets, accounts payable, related parties, joint-interest deposits, related parties, and interest payable, related party.

Cash used in investing activities for the nine months ended September 30, 2009 was $419,151, compared to $4,488,108 for the nine months ended September 30, 2008.  The change is due primarily to decreased drilling activities for the nine months ended September 30, 2009.  Drilling and completion of the Harris #2 and Childers #2 wells were finished in January 2008 and February 2008, respectively.  We spent $3,966,560 on lease and well equipment, leasehold costs and intangible drilling and completion costs in the first nine months of 2008, compared to $393,561 in the first nine months of 2009.  Finally, property and equipment purchases were $25,590 in the first nine months of 2009 compared to $521,548 in the first nine months of 2008.

Cash provided by financing activities for the nine months ended September 30, 2009 totaled $1,070,096, compared to $752,568 of cash used in financing activities for the nine months ended September 30, 2008.  During the first nine months of 2009, we received proceeds of $1,075,000 on a related party note payable.  In January 2008, we made a payment of $742,544 of principal on that same related party note payable.

Sources of Liquidity

Our main source of liquidity continues to be from funds generated by production from our wells.  Any short fall in revenue to cover costs has been covered by utilizing financing from a related party in the form of notes payable.  We believe that the proceeds from production and financing available from related parties will be sufficient to finance our operations for the remainder of 2009.  However, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  In January 2009, we engaged an exclusive financial advisor to assist us in securing additional capital.  In conjunction with our financial advisor and our management team, we have aggressively contacted many potential investors both within the industry and institutional investors.  We have had discussions with several potential investors, which, if successful, could result in drilling opportunities on our leasehold in the near future.  However, we currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise funds on terms acceptable to us, if any at all.

If we are able to obtain funding, our main emphasis will be to explore for oil with horizontal drilling.  The present discussions are based on pursuing an aggressive drilling program where we would be carried for an interest in any wells at no cost to us.  In addition, any funds could be used to apply fracture treatment to the Harris #2 and Childers #2 as well as deepening the Childers #1 and Harris #1.  The deepening will be to a minimum depth to complete the wells in the Cotton Valley formation and possibly deeper in order to evaluate the Cotton Valley Lime formation.

 We also entered into a credit agreement with various lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $1.3 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of September 30, 2009, these conditions had not been met.

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

Income Taxes

Deferred income taxes are determined using the “liability method” in accordance with FASB ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

Item 4T.  Controls and Procedures.

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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
Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process.  The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.

Changes to Internal Controls and Procedures Over Financial Reporting

There have been no changes to our internal control in the quarter ended September 30, 2009.

Management’s Remediation Plans

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the third quarter of 2010 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the third quarter of 2010, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future as necessary in order to ensure proper accounting for our consolidated financial statements.

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

PEGASI ENERGY RESOURCES CORPORATION
Date: November 12, 2009	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2009	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)