Form 10-K
period 2009-12-31
Pegasi Energy Resources Corporation.
filed 2010-03-29
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number 333-134568

PEGASI ENERGY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-4711443
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

218 N. Broadway, Suite 204 Tyler, Texas	75702	(903) 595-4139
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $10,598,770.65. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2010, there were 33,610,801 shares of registrant’s common stock outstanding

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

ITEM 1.  BUSINESS.

Overview of Business

We are an independent organic growth-oriented energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region. We currently hold interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field  The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

Our business strategy, which we have designated the “Cornerstone Project” or “CP”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area. We intend to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of “best in class” drilling completion and seismic technology. We believe that our management team is uniquely familiar with the history and geology of the CP area based on their collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the CP area over the previous 29 years. We believe our drilling strategy combined with the application of 3-D seismic imaging technology and the application of new drilling and completion techniques will enable us to find significant gas and oil reserves in the CP area. Our management team will also use its extensive experience and industry relationships to grow our company through new leasing and farm-in opportunities.

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

Principal Operations

We began our leasing and farm-in activities in the Rodessa field area of the East Texas oil and gas basin in 2000. Our initial leasehold purchase was comprised of approximately 1,500 gross acres, which has grown to approximately 21,000 gross acres (approximately 14,000 net acres) as of December 2009. We have an 80% working interest in the acreage. We serve as operator of the Cornerstone Project with a working interest partner, TR Energy Inc. (“TR Energy”), a related party, to develop our acreage position in the Cornerstone Project. TR Energy currently maintains a 20% interest in the Cornerstone Project properties. Since initiating operations in 2000, we have drilled nine productive wells.

We have been aggressively acquiring oil and gas leases to add to our existing lease inventory. Based on detailed log analysis of thousands of wells from our database and information derived from our drilling experience in the area, 109 drilling locations have been identified on our present leased acreage. We are currently focusing on an initial well drilling program.

If we are able to obtain funding, our initial 12-month vertical well drilling program will be to drill horizontal wells in the Bossier formation at the depths around 10,000 feet. We also plan on developing gas reserves in the Cotton Valley, Travis Peak, and Pettit geologic formations at depths ranging from 6,500-10,500 feet.

Other Operations

We conduct our main exploration and production operations through our wholly-owned subsidiary, Pegasi Operating Inc. (“POI”).  We conduct additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa, Inc. ("TR Rodessa"). and (ii) 59 Disposal, Inc. ("59 Disposal").

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
•
Apply management expertise in the CP area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production. We plan to maximize the present value of our vertical wells by utilizing a shotgun-dual or sawtooth production technique.  The decision to complete in this manner will be determined after an evaluation of the electric logs and other open-hole logs are run in the well. We will also implement the latest drilling, fracturing and completion techniques including shotgun duals to develop our properties as well as horizontal drilling. These horizontal wells will primarily target the Bossier formation and our management anticipates these wells will yield higher hydrocarbon flow rates than our vertical wells.

•
Continue to lease underdeveloped acreage in the Cornerstone Project area. We intend to use our proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the Cornerstone Project area. Most properties in the CP area are held by smaller independent companies that lack the resources to exploit them to the fullest extent. We intend to pursue these opportunities to selectively expand our portfolio of properties. These acreage additions will complement our existing substantial acreage position in the area and provide us with significant additional drilling inventory.

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

Well Economics

We plan to initially drill vertical wells to approximately 10,500 feet targeting the lower Cotton Valley formation (primarily gas). The estimated future development cost expected to be incurred relative to the proved reserves in this formation totals approximately $12.4 million. The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 932, Extractive Activities—Oil and Gas.  The estimated ultimate recovery includes all proved reserves except those that are currently producing. Proved developed and undeveloped oil and gas in this formation include 6.6 billion cubic feet (“bcf”) and 0.16 million barrels of oil (“MMBO”) of proved undeveloped reserves, 1.4 bcf and .03 MMBO of proved behind-pipe reserves, 0.04 bcf and 0.03 MMBO of proved developed non-producing reserves and 0.3 bcf and 0.005 MMBO proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery. We use this ratio, with the commodity price factored in, to determine the viability of drilling a well. The limitation of this measure is that it is based on estimates that are inherently imprecise. The manner in which we have calculated the finding and development costs may differ from how other companies calculate a like measure. We estimate the well economics of drilling a lower Cotton Valley well on our acreage as seen below.

Cotton Valley Vertical Well Economics
Estimated Future Development Costs	~$12.4 mil	Estimated Ultimate Recovery:	~9.5 bcfe
Finding and Development Costs:	~$1.31 / mcfe	% Gas:	~86%

In order to maximize our rate of return on our vertical wells, we plan on implementing a shotgun-dual or sawtooth production technique.  Under this technique, we will drill and complete multiple geologic horizons in a sequential manner as follows:

•	We will initially complete and produce the lower Cotton Valley pay zone (~10,500 ft.);
•
After producing the lower Cotton Valley zone for a period of time, we will move uphole to recomplete the upper Cotton Valley (~8,200 ft.), Travis Peak Zone (~7,500 ft.) and/or Pettit Zone (~6,500 ft.); and

•	After producing the upper Cotton Valley, Travis Peak and/or Pettit Zones for a period of time, we will co-mingle all zones and produce through the end of the wells’ lives.

The estimated future development costs expected to be incurred relative to the proved reserves in the upper Cotton Valley, Travis Peak, Pettit, and co-mingled formations total approximately $7 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by FASB ASC Topic No. 932.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in these formations include 12.0 bcf and 0.55 MMBO of proved undeveloped reserves, 5.5 bcf and 0.22 MMBO of proved behind-pipe reserves, 0.4 bcf and 0.004 MMBO of proved developed non-producing reserves and 0.12 bcf and 0.009 MMBO of proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The production technique is expected to result in improved well economics as indicated below.

Shotgun-dual or Sawtooth Vertical Well Economics
Estimated Future Development Costs	~$7 mil	Estimated Ultimate Recovery:	~22.4 bcfe
Finding and Development Costs:	~$0.31 / mcfe	% Gas:	~79%

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last three years ended December 31

	2009	2008	2007
Production
Average sales price per mcf	$3.25	$7.95	$5.96
Average sales price per bbl	$56.62	$100.76	$68.42
Average production cost per mcfe	$3.95	$2.84	$1.95
Net oil production (barrels)	5,719	7,429	4,964
Net gas production (mcf)	64,003	62,979	92,533
Productive wells – oil
Gross	2	2	2
Net	2	2	1
Productive wells – gas
Gross	3	3	5
Net	2	2	4
Developed acreage
Gross acreage	2,767	2,767	1,387
Net acreage	2,760	2,760	1,387
Undeveloped acreage
Gross	18,268	17,895	17,090
Net	11,580	11,303	11,722
Drilling activity
Net productive exploratory wells drilled	-	-	-
Net dry exploratory wells drilled	-	-	-

 We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2009

	Reserves
	Oil	Natural Gas
Reserves category	(bbls)	(mcf)
PROVED
Developed
United States	45,656	772,470
Undeveloped
United States	963,243	25,537,685
TOTAL PROVED	1,008,899	26,310,155

There were no material changes in our proved undeveloped reserves (“PUDs”) during 2009. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Note 16 – Subsequent Events” regarding our progress to convert our PUDS to proved developed reserves. We do not have material concentrations of PUDs in individual fields or countries that have remained undeveloped for five years or more after disclosure as PUDs. The technical person in charge of the preparation and oversight of our reserve estimates is James E. Smith, a petroleum engineer who founded and is the president of a multi-disciplined engineering firm that offers a total package of services to the oil and gas industry in East Texas and other areas in the southwestern United States.  He has over 40 years of experience in the oil and gas industry.  A graduate of Texas A&M University, he worked 18 years for the Texas Railroad Commission serving as Field Operations Director, Hearing Examiner, Special Project Engineer in Austin, and as the District Director of both the Kilgore and Abilene District Offices. He is a member of Society of Petroleum Engineers, Society of Petroleum Evaluation Engineers, and SPE Technical Information Group for economics and evaluations. He is a registered petroleum engineer in the state of Texas. He has extensive experience in economic and reservoir evaluation for acquisitions, producing properties and undeveloped prospects.  He also planned and supervised the drilling of wells that we drilled in the East Texas project. He is not an employee of ours and does not have an equity position in our oil and gas development.  We believe his independence allows him to be objective in the preparation and oversight of our reserve estimates.

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

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices of, and demand for, natural gas and crude oil. Historically, the markets for natural gas and crude oil have been volatile and are likely to continue to be volatile in the future. The prices we receive for our natural gas and crude oil production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation, and policies. Decreases in the prices of natural gas and crude oil have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability, and cash flow from operations.

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

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a “hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed, or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. In the course of our operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed. Although CERCLA currently contains a "petroleum exclusion" from the definition of “hazardous,” state laws affecting our operations impose cleanup liability relating to petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of natural gas and crude oil. Although we utilized standard industry operating and disposal practices at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties we owned or leased or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators; to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

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

U.S. Environmental Protection Agency

U.S. Environmental Protection Agency regulations address the disposal of crude oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The RCRA provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, crude oil and natural gas wastes are regulated by the Underground Injection Control program under the Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed of at an approved hazardous waste facility. We have coverage under the applicable Clean Water Act permitting requirements for discharges associated with exploration and development activities.

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

Clean Water Act

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the Environmental Protection Agency has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

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

Employees

As of March 1, 2010, we had seven full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be excellent. We seek to use contract workers and anticipate maintaining a small full-time employee base.  We have a staff services agreement with Odyssey One Source, Inc. on a month-to-month basis whereby we jointly employ personnel and share employment responsibilities for the staff.

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

We incurred net losses of $2,811,950 and $684,923 for the years ended December 31, 2009 and 2008, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Texas alone will not alone be sufficient to fund our operations or planned growth.  We anticipate that we will require up to approximately $1.65 million for our anticipated operations for the next twelve months, depending on revenues.  We believe that our currently available funds can sustain our current level of operations for approximately one month. We will require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs.  We may be unable to obtain additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

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

Our strategy envisions expanding our business.  If we fail to effectively manage our growth, our consolidated financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

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

Our success depends to a significant extent upon the continued services of Mr. Michael Neufeld, our President and Chairman, Mr. William Sudderth, our Executive Vice President or Mr. Richard Lindermanis, our Executive Vice President and Chief Financial Officer.  The loss of the services of Messrs. Neufeld, Sudderth or Lindermanis could have a material adverse effect on our growth, revenues, and prospective business. We do not have key-man insurance on the lives of Messrs. Neufeld, Sudderth or Lindermanis. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $72.34 in 2007, $99.67 in 2008, and $61.95 in 2009, and the average wellhead price per thousand cubic feet of natural gas was $6.25 in 2007, $7.96 in 2008, and $3.71 in 2009 (source: U.S. Energy Information Administration).We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

▪
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

▪	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
▪	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
▪	fluctuations in revenue from our oil and gas business as new reserves come to market;
▪	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
▪	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;
▪	announcements by relevant governments pertaining to incentives for alternative energy development programs;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪
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

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 59.19% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 218 N. Broadway, Suite 204 Tyler, Texas 75702. Our telephone number is (903) 595-4139.

The principal executive office occupies 2,200 square feet with a monthly rate of $2,200.  The term of the original lease is for a five-year period expiring August 31, 2010 with an option to renew for two one-year periods on the same terms with inflation adjustments.

  Our field operations are conducted out of our Jefferson, Texas office at 3546 N. US Hwy. 59, Jefferson, Texas 75657, and the phone number is (903) 665-8225.  The lease was amended on July 1, 2008 to add an additional 3,600 square feet for a total of 5,300 square feet.  The monthly rent was also amended as of that date from $750 to $4,500 per month until the lease expires on January 1, 2012 with an option to extend on a month-to-month basis.  The monthly cost includes surface-use rights for the storing of equipment.

Our Houston, Texas office is located at 710 N. Post Oak Road, Suite 315, Houston, Texas 77024, and the phone number is (713) 824-0895.  The lease was on an annual basis expiring July 31, 2009.  Due to damage sustained during Hurricane Ike in October 2008 we are no longer able to occupy this office and therefore we are no longer paying rent.  We are unsure at this time if this property will be rebuilt.  We currently lease a total of approximately 7,500 square feet of office space in Tyler and Jefferson and believe that suitable additional space to accommodate our anticipated growth will be available in the future on commercially reasonable terms.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas. As of December 31, 2009 we operated nine wells.

As of December 31, 2009, we held leases on approximately 21,000 gross acres, with us owning approximately 14,000 net acres. We have an 80% working interest in the acreage. We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

In addition to the operating of the wells, we own an 80% undivided interest in approximately 40 miles of a natural gas pipeline, as well as an 80% undivided interest in a saltwater and drilling fluid disposal system.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, consolidated financial condition, or operating results.

ITEM 4.  RESERVED.

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

	Year Ended December 31, 2008
	High	Low
First Quarter	$2.15	$1.20
Second Quarter	$2.95	$1.67
Third Quarter	$3.05	$1.75
Fourth Quarter	$2.05	$0.60

	Year Ended December 31, 2009
	High	Low
First Quarter	$1.01	$0.50
Second Quarter	$0.65	$0.35
Third Quarter	$0.65	$0.25
Fourth Quarter	$0.40	$0.10

HOLDERS

As of March 10, 2010, we had approximately 39 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251.

DIVIDENDS

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our consolidated financial condition, results of operations, capital requirements, and such other factors as the Board deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

None.

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of March 10, 2010.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for our products, as well as other factors, many or all of which may be beyond our control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements in this report.

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

Our Cornerstone Project is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.  We intend to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of “best in class” drilling, (i.e. using the latest drilling techniques available and seismic technology).  We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the Cornerstone Project area over the previous 30 years.  We believe implementing our drilling strategy and using new drilling and completion techniques will enable us to find significant gas and oil reserves in the Cornerstone Project area.

We conduct our main exploration and production operations through our wholly-owned subsidiary, POI.  We conduct additional operations through two other wholly-owned subsidiaries: (i) TR Rodessa and (ii) 59 Disposal.

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which we currently use to transport our hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.  In 2008, TR Rodessa expanded the capacity of its system through the construction of a new 9,238 foot 8”  trunkline. A total in excess of one mile of 4” laterals were constructed to the Childers #2, Harris #2, Huntington #4 and Childers # 3 well sites. These gathering lines have been tied into the central gathering point at the Huntington location.

59 Disposal owns an 80% undivided interest in and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

▪
Develop the Cornerstone Project in East Texas through an aggressive drilling program.  We will focus our near-term efforts on development drilling on existing acreage concentrating on oil potential.  We expect this drilling program to increase our proved reserve and cash flow profile.

▪
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  We plan to maximize the present value of our vertical wells by utilizing a shotgun-dual or sawtooth production technique. We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties as well as horizontal drilling.  These horizontal wells will primarily target the Bossier formation and we anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.

▪
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

▪
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

In order to implement our strategy, we will first need to raise additional capital to develop our properties.  We may also consider farmout agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.  We anticipate the cost of a horizontal oil well will be approximately $5 million and a vertical shallow gas well to be approximately $0.8 million.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of December 31, 2009, we operated nine wells.  We did have a major workover on the 59 Disposal plant disposal well where the tubing was replaced and the well refurbished.  The work began early December 2009 and was completed in January 2010.

As of December 31, 2009, our leasehold position is approximately 21,000 gross acres and 14,000 net acres.  We have an 80% working interest in the acreage. We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.  We began discussions with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone project.  Agreements were finalized in the middle of February and late March 2010 and could result in up to $4,000,000 and $4,700,000, respectively, in lease acquisitions.  This would include both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.  The participating companies will pay 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  There were no amounts paid at signing or guaranteed or conditional payments.

In addition to the operating of the wells, we own an 80% undivided interest in approximately 40 miles of natural gas pipeline as well as an 80% undivided interest in a saltwater and drilling fluid disposal system.  The pipeline system was extended to connect to the Harris #2 and the Childers #2.  In 2008, we expanded our pipeline system by 9,238 feet by building a new eight-inch high pressure line to accommodate our production. Additional work is anticipated on the pipeline to enhance transportation of third-party gas.

We are seeking to raise additional capital.  However, we currently do not have any other contracts or commitments for funding and there are no guarantees that we will be able to raise funds on terms acceptable to us.  Effective March 1, 2010, we executed an agreement with an independent investor relations consultant.  In return for the consultant’s services, he will receive Director and Officer insurance as our spokesperson, 20,000 shares of our common stock, and a monthly fee of $3,500 plus any approved expenses incurred related to work performed on our behalf.  One half of the shares pursuant to this agreement are due August 1, 2010 and the remaining shares are due on March 1, 2011.

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

Consolidated Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Summarized Consolidated Results of Operations

	2009	2008	Increase (Decrease)
Total revenues	$1,006,118	$2,601,236	$(1,595,118)
Total other operating expenses	1,148,693	1,628,851	(480,158)
Total general and administrative expense	2,201,044	2,553,471	(352,427)
Loss from operations	(2,343,619)	(1,581,086)	762,533
Total other expenses	(474,033)	(201,223)	272,810
Loss before income tax benefit	(2,817,652)	(1,782,309)	1,035,343
Income tax benefit	5,702	1,097,386	(1,091,684)
Net loss	$(2,811,950)	$(684,923)	$2,127,027

Revenues:  Total revenues for the year ended December 31, 2009 totaled $1,006,118, compared to $2,601,236 for the year ended December 31, 2008.  Production revenues of oil and gas decreased $720,637 to $537,410 for the year ended December 31, 2009 compared to $1,258,047 for the year ended December 31, 2008.  Approximately $553,000 of this decrease in revenues reflects the impact of a drop in sales prices from production on our operated wells, for natural gas of about 59% and oil of about 44%.  Approximately $164,000 of the decrease is due to a drop in production from our operated wells.  The remaining $3,000 decrease is related to production from wells in which we do not operate.  Transportation and gathering revenue decreased $596,014 to $246,264 for the for the year ended December 31, 2009, compared to $842,278 for the year ended December 31, 2008 due to the drop in sales price for natural gas.

Expenses:  Total other operating expenses for the year ended December 31, 2009 were $1,148,693, compared to $1,628,851 for the year ended December 31, 2008.  This change is comprised of decreases in cost of gas purchased for resale offset by an increase in lease operating expenses.  In addition, general and administrative expenses for the year ended December 31, 2009 were $2,201,044 compared to $2,553,471 for the year ended December 31, 2008.

▪
Cost of Gas Purchased for Resale:  The $560,088 decrease in cost of gas purchased for resale to $148,054 for the year ended December 31, 2009 from $708,142 for the year ended December 31, 2008 is due to a drop in the purchase price for natural gas and volumes purchased from operators.

▪
Lease Operating Expenses:  The $83,008 increase in lease operating expenses to $388,548 for the year ended December 31, 2009 from $305,540 for the year ended December 31, 2008 is primarily due to workover costs on the Bramlett and Ralph #1 wells and the operating costs of the Childers #2 and Harris #2 wells.  The Childers #2 and Harris #2 were not operating during the first six months of 2008.

▪
General and Administrative Expense:  The $352,427 decrease in general and administrative expense to $2,201,044 for the year ended December 31, 2009 from $2,553,471 for the year ended December 31, 2008 is primarily due to decreased audit and accounting fees.  The decrease in audit and accounting fees of $259,565 was mainly due to work performed during the first nine months of 2008 related to the preparation of the S-1 registration statement, the 2007 10-K, and the restatement of the Form 10-Q for the three-month period ended March 31, 2008.  In addition, due to the decrease in revenue during 2009, we made a concerted effort to decrease expenses such as contract labor, automobile, and travel.

Other Income (Expenses):  Total other expenses for the year ended December 31, 2009 was $474,033, compared to $201,223 for the year ended December 31, 2008.  The primary reason for this $272,810 increase was primarily due to a $71,383 decrease in interest income and a $91,944 increase in interest expense.  Interest income decreased from $73,814 for the year ended December 31, 2008 to $2,431 for the year ended December 31, 2009 due to the significant decrease in cash as well as lower interest rates.  Interest expense increased from $364,775 for the year ended December 31, 2008 to $456,719 for the year ended December 31, 2009 due to an increase in the note payable, related party balance.  The remaining increase was partially due to an over accrual in 2008 of the liquidated damages expense that was corrected in the third quarter of 2008.

Income Tax Expense:  During the year ended December 31, 2009, we recognized an income tax benefit of $5,702 as compared to an income tax benefit of $1,097,386 for the year ended December 31, 2008.  The $1,091,684 difference is primarily due to a change in the valuation allowance at the end of 2008 because of the likelihood that we would not be liable for any deferred tax liabilities.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net operating loss of $2,811,950 in the year ended December 31, 2009 as compared to an operating loss of $684,923 in the year ended December 31, 2008.

Liquidity and Capital Resources

We held approximately $127,000 in cash and cash equivalents at December 31, 2009, compared to approximately $792,000 at December 31, 2008.  The decrease in cash and cash equivalents is related to purchases of lease and well equipment and oil and gas properties and using cash to cover operating expenses.  The decrease is partially offset by additional proceeds received from Teton, a related party, on our notes payable.

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2009	2008
Total cash provided by (used in):
Operating activities	$(1,643,875)	$(2,710,683)
Investing activities	(489,615)	(4,687,328)
Financing activities	1,468,411	(745,017)
Decrease in cash and cash equivalents	$(665,079)	$(8,143,028)

Cash used in operating activities for the year ended December 31, 2009 totaled $1,643,875, compared to $2,710,683 used in operating activities for the year ended December 31, 2008.  The change is primarily due to an additional $2,034,777 provided by changes in connection with operating assets and liabilities offset by an increase in the net loss. The net loss was $2,811,950 for the year ended December 31, 2009, an increase from the net loss of $684,923 for the year ended December 31, 2008.  The changes in operating assets and liabilities are primarily due to changes in accounts receivable, related parties, other current assets, accounts payable, related parties, joint-interest deposits, related parties, and interest payable, related party.

Cash used in investing activities for the year ended December 31, 2009 was $489,615, compared to $4,687,328 for the year ended December 31, 2008.  The change is due primarily to decreased drilling activities during the year ended December 31, 2009.  Drilling and completion of the Harris #2 and Childers #2 wells were finished in January and February 2008, respectively.  We spent approximately $459,000 on lease and well equipment and leasehold costs in 2009, compared to approximately $4,500,000 on lease and well equipment, leasehold costs, and intangible drilling and completion costs in 2008.  Finally, property and equipment purchases were approximately $30,000 in 2009 compared to approximately $221,000 in 2008.

Cash provided by financing activities for the year ended December 31, 2009 totaled $1,468,411, compared to $745,017 of cash used in financing activities for the year ended December 31, 2008.  In 2009, we received cash proceeds of $1,475,000 on a related party note payable.  In January 2008, we made a payment of $742,544 of principal on that same related party note payable.

Sources of Liquidity

Our main source of liquidity continues to be from funds generated by production from our wells.  Any shortfall in revenue to cover costs has been covered by utilizing financing from a related party in the form of notes payable.  We believe that the proceeds from production and additional financing available from related parties will be sufficient to finance our operations for 2010. However, we have no additional commitments from related parties beyond those already in place. In addition, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We have aggressively contacted many potential investors both within the industry as well as institutional investors to secure additional financing.  Additional financing would be use for in drilling opportunities and additional lease funding in the near future, along with working capital purposes.  We do not have any commitments or agreements for financing, and we cannot assure you that additional funding will be available on terms acceptable to us, if at all.

We also entered into a credit agreement with lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of December 31, 2009, these conditions had not been met.

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

Income Taxes

Deferred income taxes are determined using the “liability method” in accordance with FASB ASC Topic No. 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

Recently Issued Accounting Pronouncements

In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS No, 162, The Hierarchy of Generally Accepted Accounting Principles.  As of September 15, 2009, the date that SFAS No. 168 became effective, the new name for this standard is, FASB ASC Topic No. 105, Generally Accepted Accounting Principles.  FASB ASC Topic No. 105 establishes the FASB ASC (the “Codification”) as the source of authoritative U.S. GAAP.  Now that the Codification is in effect, all of its content carries the same level of authority.  FASB ASC Topic No. 105 became effective September 15, 2009.  The FASB does not expect that FASB ASC Topic No. 105 will result in a change in current practice, and the Company does not believe that FASB ASC Topic No. 105 will have an impact on its consolidated operating results, financial position, or cash flows.

On December 31, 2008, the SEC issued Modernization of Oil and Gas Reporting updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full-cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves.  The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  Early adoption was not permitted. The Company has included the required disclosures in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

PEGASI ENERGY RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pegasi Energy Resources Corporation

We have audited the accompanying consolidated balance sheets of Pegasi Energy Resources Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasi Energy Resources Corporation as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas
March 29, 2010

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$127,176	$792,255
Accounts receivable, trade	98,578	249,651
Accounts receivable, related parties	13,002	69,408
Joint interest billing receivable, related parties, net	17,983	58,249
Other current assets	128,483	166,972
Total current assets	385,222	1,336,535

Property and equipment:
Equipment	601,759	573,188
Pipelines	700,765	701,806
Buildings	19,916	19,916
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	137,071	134,407
Website	15,000	15,000
Total property and equipment	1,532,196	1,502,002
Less accumulated depreciation	(515,101)	(368,878)
Property and equipment, net	1,017,095	1,133,124

Oil and gas properties:
Oil and gas properties, proved	11,928,985	11,905,413
Oil and gas properties, unproved	9,150,426	8,714,577
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	21,299,648	20,840,227
Less accumulated depletion and depreciation	(900,275)	(806,303)
Oil and gas properties, net	20,399,373	20,033,924

Total assets	$21,801,690	$22,503,583

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2009	2008

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$251,336	$202,710
Accounts payable, related parties	874,076	684,996
Revenue payable	104,366	194,560
Interest payable, related parties	840,052	385,160
Liquidated damages payable	142,083	121,579
Other payables	35,795	54,061
Current portion of notes payable	6,570	6,575
Current portion of notes payable, related parties	6,352,303	-
Total current liabilities	8,606,581	1,649,641

Notes payable	4,803	11,387
Notes payable, related parties	-	4,857,303
Asset retirement obligations	300,311	283,307
Total liabilities	8,911,695	6,801,638

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock: $0.001 par value; 75,000,000 shares authorized; 33,610,801 shares issued and outstanding	33,611	33,611
Additional paid-in capital	19,673,102	19,673,102
Accumulated deficit	(6,816,718)	(4,004,768)
Total stockholders' equity	12,889,995	15,701,945

Total liabilities and stockholders' equity	$21,801,690	$22,503,583

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Revenues:
Oil and gas	$537,410	$1,258,047
Condensate and skim oil	89,416	242,947
Transportation and gathering	246,264	842,278
Saltwater disposal income	133,028	257,964
Total revenues	1,006,118	2,601,236
Operating expenses:
Lease operating expenses	388,548	305,540
Saltwater disposal expenses	293,150	261,233
Pipeline operating expenses	78,746	171,892
Cost of gas purchased for resale	148,054	708,142
Depletion and depreciation	240,195	182,044
General and administrative	2,201,044	2,553,471
Total operating expenses	3,349,737	4,182,322
Loss from operations	(2,343,619)	(1,581,086)

Other income (expenses):
Interest income	2,431	73,814
Interest expense	(456,719)	(364,775)
Dividend income	-	311
Other income (expense)	(19,745)	89,427
Total other expenses	(474,033)	(201,223)

Loss before income tax benefit	(2,817,652)	(1,782,309)

Income tax benefit	5,702	1,097,386
Net loss	$(2,811,950)	$(684,923)

Basic and diluted loss per share	$(0.08)	$(0.02)

Weighted average shares outstanding	33,610,801	30,361,295

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2008	29,378,482	$29,378	$11,206,945	$(3,319,845)	$7,916,478

Shares issued for legal services	35,000	35	76,965	-	77,000
Shares issued for asset acquisition	4,200,000	4,200	8,395,800	-	8,400,000
Shares cancelled	(2,681)	(2)	(6,608)	-	(6,610)
Net loss	-	-	-	(684,923)	(684,923)
Balance at December 31, 2008	33,610,801	33,611	19,673,102	(4,004,768)	15,701,945
Net loss	-	-	-	(2,811,950)	(2,811,950)
Balance at December 31, 2009	33,610,801	$33,611	$19,673,102	$(6,816,718)	$12,889,995

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Operating Activities
Net loss	$(2,811,950)	$(684,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	240,195	182,044
Accretion of discount on asset retirement obligations	17,004	11,864
Stock issued for legal services	-	77,000
Deferred income taxes	-	(1,097,934)
(Gain) loss from liquidated damages	20,504	(29,177)
Other	-	(25,152)
Changes in operating assets and liabilities:
Accounts receivable, trade	151,073	19,749
Accounts receivable, related parties	56,406	37,518
Joint interest billing receivable, related parties, net	40,266	64,293
Other current assets	38,489	155,138
Accounts payable	48,626	(775,047)
Accounts payable, related parties	209,080	104,901
Revenue payable	(90,194)	16,446
Interest payable, related parties	454,892	85,997
Joint interest deposits, related parties	-	(849,619)
Other payables	(18,266)	(3,781)
Net cash used in operating activities	(1,643,875)	(2,710,683)

Investing Activities
Purchases of property and equipment	(30,194)	(220,928)
Purchases of oil and gas properties	(459,421)	(4,466,400)
Net cash used in investing activities	(489,615)	(4,687,328)

Financing Activities
Proceeds from notes payable	-	9,521
Payments on notes payable	(6,589)	(5,384)
Borrowings on notes payable, related party	1,475,000	-
Payments on notes payable, related party	-	(742,544)
Payments for cancelled shares of common stock1	-	(6,610)
Net cash provided by (used in) financing activities	1,468,411	(745,017)

Net decrease in cash and cash equivalents	(665,079)	(8,143,028)
Cash and cash equivalents at beginning of year	792,255	8,935,283
Cash and cash equivalents at end of year	$127,176	$792,255

1    2,681 net shares of common stock were cancelled by investors in the year ended December 31, 2008.

See Note 3 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.   NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC,” or the “Company”) is engaged in the exploration and production of natural gas and oil through the development of a repeatable, low geological risk, high potential project in the active East Texas oil and gas region.  The Company's business strategy, which it designated as the “Cornerstone Project,” is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area.  PERC’s principals spent over three years and invested over $3.5 million in equity for data harvesting, prospect evaluation and acreage acquisitions for the Cornerstone Project.

PERC is the successor entity to First Southern Crown Ltd. ("FSC"), a Texas limited partnership formed in December 2002.   In December 2004, FSC sold a thirty percent (30%) interest in all of its production, acreage position, pipeline and a thirty percent (30%) partnership interest in 59 Disposal, Inc. ("59 Disposal") (PERC’s disposal plant) to Marion Energy Limited ("Marion"), an entity publicly traded on the Australian stock exchange ("ASE.ax").  In February 2007, Marion traded its 30% partnership interest in 59 Disposal for a 30% undivided ownership in 59 Disposal’s assets.  Marion later sold its 30% undivided interest in 59 Disposal’s assets, its production interest, acreage position, and its pipeline interest to TR Energy, Inc. (“TR Energy”), a related party.  In 2008, the Company acquired an additional 10% interest in these assets in exchange for 4.2 million shares of the Company’s stock.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Consolidation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and include the accounts of PERC and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.  In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures.  Actual results may differ from these estimates.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

b)  Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market accounts, and all highly-liquid investments with an original maturity of three months or less.   At December 31, 2009 and 2008, the Company had no cash equivalents.

c)  Accounts Receivable
The Company’s accounts receivable consists primarily of oil and natural gas sales and joint interest billings, which are recorded at the invoiced amount. Collateral is not required for such receivables, nor is interest charged on past due balances.  The Company extends credit based on management’s assessment of the customers’ financial condition and evaluates the allowance for doubtful accounts based on receivable aging, customer disputes and general business and economic conditions.  No allowance was indicated at December 31, 2009 or 2008.  Accounts receivables from three customers approximated 44%, 37%, and 15% of the Company’s total trade receivables at December 31, 2009.  As of December 31, 2008, four customers, three of which are the same customers, totaled approximately 27%, 22%, 21%, and 11% of total accounts receivable.

d)  Property and Equipment
Property and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.   Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.   Depreciation expense was $146,223 and $123,874 for the years ended December 31, 2009 and 2008, respectively.

e)  Oil and Gas Properties
The Company uses the full-cost method of accounting for its oil and gas producing activities, which are all located in Texas. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

In addition, the capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties and less the income tax effects related to the properties. As capitalized costs do not exceed the “ceiling,” the accompanying consolidated financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2009 and 2008.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

e)  Oil and Gas Properties - continued
The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2009, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

					2006
	Total	2009	2008	2007	and Prior
	(In thousands)
Property acquisition costs	$9,150	$435	$4,679	$919	$3,117

f)  Impairment of Long-Lived Assets
The carrying value of property and equipment is periodically evaluated under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, Property, Plant, and Equipment.   FASB ASC Topic No. 360 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

g)  Asset Retirement Obligations
FASB ASC Topic No. 410, Asset Retirement and Environmental Obligations, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred.  For oil and natural gas properties, this is the period in which an oil or natural gas property is acquired or a new well is drilled.  An amount equal to and offsetting the liability is capitalized as part of the carrying amount of the Company’s oil and natural gas properties at its discounted fair value.  The liability is then accreted up by recording expense each period until it is settled or the well is sold, at which time the liability is reversed.  Estimates are based on historical experience in plugging and abandoning wells and estimated remaining lives of those wells based on reserve estimates.  The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined.  See Note 8 – Asset Retirement Obligations for additional information.

h)  Revenue Recognition
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

i)  Income Taxes
Deferred income taxes are determined using the “liability method” in accordance with FASB ASC Topic No. 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operating results of the period that includes the enactment date.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

j)  Net Loss per Common Share
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.   The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the years ended December 31, 2009 and 2008 the Company had potentially dilutive shares of approximately 10,462,484 and 10,738,293, respectively,  which are not included in the calculation of the net loss per share, because the effect would be anti-dilutive. For the years ended December 31, 2009 and 2008, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.
.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

k)  Fair Value of Financial Instruments
In accordance with the reporting requirements of FASB ASC Topic No. 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

l)  New Accounting Pronouncements
In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS No, 162, The Hierarchy of Generally Accepted Accounting Principles.  As of September 15, 2009, the date that SFAS No. 168 became effective, the new name for this standard is, FASB ASC Topic No. 105, Generally Accepted Accounting Principles.  FASB ASC Topic No. 105 establishes the FASB ASC (the “Codification”) as the source of authoritative U.S. GAAP.  Now that the Codification is in effect, all of its content carries the same level of authority.  FASB ASC Topic No. 105 became effective September 15, 2009.  The FASB does not expect that FASB ASC Topic No. 105 will result in a change in current practice, and the Company does not believe that FASB ASC Topic No. 105 will have an impact on its consolidated operating results, financial position, or cash flows.

On December 31, 2008, the SEC issued Modernization of Oil and Gas Reporting updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full-cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption was not permitted. The Company has included the required disclosures in this report.

3.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the years ended December 31:

	2009	2008
Shares issued for legal services	-	77,000
Shares issued for asset acquisition	-	8,400,000
Accounts payable, related parties converted into notes payable, related parties	$20,000	$-

The following is supplemental cash flow information for the years ended December 31:
	2009	2008
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$1,827	$278,778
.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

5.  LINE-OF-CREDIT

Amegy Bank, N.A.
On November 28, 2007, PERC entered into a credit agreement with a group of lenders led by Amegy Bank, N.A. (“Amegy”), as administrative agent and as issuing lender.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million and the maturity date is November 28, 2010.  There is no initial borrowing base and no initial monthly borrowing base reduction under the Agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of December 31, 2009, these conditions had not been met.

The borrowing base and the monthly borrowing base reduction will be determined using proved reserves and will be redetermined every six months with one additional redetermination possible during the various six-month periods between scheduled redeterminations.

At the Company's option, interest is based on either (i) the prime rate plus the applicable margin not to exceed the highest lawful rate or (ii) the LIBOR rate applicable to the interest period plus the applicable margin, not to exceed the highest lawful rate.  For base rate loans, interest is due monthly.  For LIBOR loans that are three months or less in maturity, interest is due on the maturity date of such loan.  For LIBOR loans that are in excess of three months, interest is due every three months.

The credit agreement imposes certain restrictions, subject to specific exceptions, on the Company and its wholly-owned subsidiaries including, but not limited to, the following:  (i) incurring additional liens; (ii) incurring additional debt; (iii) making certain payments, including cash dividends to stockholders; (iv) making any loans, advances, or making any investment in, or purchasing, or committing to purchase any stock or other securities or evidences of indebtedness or interests in any person or any oil and natural gas properties or activities related to oil and natural gas properties unless with regard to new oil and natural gas properties, such properties are mortgaged to Amegy, as administrative agent; (v) incurring additional leases; (vi) entering into affiliate transactions on terms that are not at least as favorable to the Company as comparable arm’s length transactions; and (vii) merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

6.   NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following at December 31:
	2009	2008
Capital lease in the original amount of $9,521 to Xerox Corporation, with monthly
installments of $184, including interest at 6.00%, maturing April 1, 2013	$6,664	$8,418

Note payable in the original amount of $22,548 to Capital One (formerly Hibernia Bank), with monthly installments of $442, including interest at 6.59%, collateralized by a truck,
maturing November 7, 2010.	4,709	9,544

Total notes payable	11,373	17,962
Less current portion	6,570	6,575

Total long term (notes payable and capital leases)	$4,803	$11,387

Future annual maturities of notes payable and capital leases at December 31, 2009 are as follows:

Year Ended
2010	$6,570
2011	1,977
2012	2,098
2013	728

Total	$11,373

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

7.    NOTES PAYABLE. RELATED PARTIES

Notes payable, related parties consisted of the following at December 31:
	2009	2008
Original note payable dated May 21, 2007 to Teton (the “Teton Note”). Additional funds added by amendments two, four and five to the note result in an outstanding balance of
$5,952,303, including interest at 8%, with all interest and principal due on the maturity
date of May 21, 2010. Substantially all of the Company’s assets are pledged as collateral on the note.	$5,952,303	$4,857,303

Promissory note payable in the amount of $1 million dated October 14, 2009 to Teton. Accrued interest of 6.25% per annum on the principal amount, which is the sum of all advances made, is due July 1, 2010.  The remaining accrued

interest and outstanding principal balance are due on the maturity date of October 14, 2010.	400,000	-

Total notes payable, related parties	6,352,303	4,857,303
Less current portion	6,352,303	-
Total long-term notes payable, related parties	$-	$4,857,303

Future annual maturities of notes payable at December 31, 2009 are as follows:

Year Ended
2010	$6,352,303

On May 1, 2007, a “Memorandum of Understanding” was executed to grant Teton the right to convert the outstanding balance on the Teton Note into shares of PERC’s common stock at a fixed conversion price of $1.20 per share.  Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date.  This option will continue in existence as long as any balance remains outstanding on the note.

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

In May 2009, the third and fourth amendments to the Teton Note were executed.  The third amendment deferred the May 21, 2009 interest payment to September 21, 2009 and the fourth amendment added $350,000 of additional funds to the outstanding balance of the Teton Note.  In September 2009, the fifth amendment was executed, which added $175,000 of additional funds to the outstanding balance of the Teton Note and deferred the interest payment due date from September 21, 2009 to October 21, 2009.  In February 2010, the seventh amendment to the Teton Note, dated May 21, 2007, was executed.  This amendment amended the sixth amendment, executed in October 2009, to defer the October 21, 2009 interest payment to February 21, 2010. The seventh amendment eliminated the February 21, 2010 interest payment.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8. ASSET RETIREMENT OBLIGATIONS

Pursuant to FASB ASC Topic No. 410, Asset Retirement and Environmental Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $220,237 at both December 31, 2009 and 2008.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 13 wells, and has determined a range of abandonment dates through June 2022.

The following represents a reconciliation of the asset retirement obligations for the years ended December 31,:

	2009	2008

Asset retirement obligations at beginning of year	$283,307	$271,443
Asset retirement obligations incurred in the current year	-	-
Revisions to estimates	-	-
Accretion of discount	17,004	11,864
Asset retirement obligations at end of year	$300,311	$283,307

In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained assurance from its independent petroleum engineer in 2009 that the plugging costs used in the estimation are appropriate.  The Company uses the expected present value technique to measure the fair value of the asset retirement obligations which is classified as a Level 3 measurement under FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

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

On December 26, 2008, the Company adopted the 2008 Incentive Stock Option Plan (the “2008 Plan”) for employees, directors, executives, and consultants to reward them for making major contributions to the success of the Company by issuing long-term incentive awards under the 2008 Plan thereby providing them with an interest in the growth and performance of the Company.  The 2008 Plan reserves 5,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.

There were no stock options granted during the year ended December 31, 2009, under either the 2008 or 2007 plans.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

A summary of options granted during the years ended December 31, 2009 and 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2008	900,000	$1.20	$0.70
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at December 31, 2008	900,000	$1.20	$0.70
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at December 31, 2009	900,000	$1.20	$0.70

The following is a summary of stock options outstanding at December 31, 2009:

Exercise	Options	Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$1.20	900,000	3	900,000

Based on the Company's stock price of $0.31 at December 31, 2009, the options outstanding had no intrinsic value.

Total options exercisable at December 31, 2009 amounted to 900,000 shares and had a weighted average exercise price of $1.20.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at December 31, 2009 and 2008:

		Weighted Average
	Shares	Exercise Price
December 31, 2009	900,000	$1.20
December 31, 2008	900,000	$1.20

The Company estimates the fair value of stock options using the Black-Scholes option pricing valuation model, consistent with the provisions of FASB ASC Topic No. 505, Equity and FASB ASC Topic No. 718, Compensation—Stock Compensation.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.  There were no changes in the Company’s non-vested stock options that occurred during the years ended December 31, 2009 and 2008.

As of December 31, 2009 and 2008, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements.  There were no options granted or vested during the years ended December 31, 2009 and 2008.  The 2007 options have a remaining weighted average contractual term of 3 years.

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

 A summary of warrants granted during the years ended December 31, 2009 and 2008 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	9,213,634	$1.60
Warrants issued	9,615	1.60
Warrants exercised	-	-
Outstanding at December 31, 2008	9,223,249	1.60
Warrants issued	-	-
Warrants exercised	-	-
Outstanding at December 31, 2009	9,223,249	$1.60

11.     INCOME TAXES

The Company is a taxable corporation and the provision (benefit) for federal income taxes related to the Company’s operating results has been included in the accompanying consolidated statements of operations.

The income tax benefit (expense) consists of the following:
	2009	2008
Deferred income tax benefit:
U.S. Federal	$-	$1,097,934
Current income tax benefit (expense):
State and local	5,702	(548)
Income tax benefit	$5,702	$1,097,386

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Income tax benefit for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2009	2008

Computed “expected” tax benefit	$958,002	$605,985
State and local income taxes, net of federal income tax benefit	3,763	(362)
Change in valuation allowances	(1,054,242)	486,611
Non-deductible expenses	(4,551)	(5,325)
Other	102,730	10,477
Income tax benefit	$5,702	$1,097,386

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$2,524,420	$1,390,470
Deferred interest expense	285,618	130,954
Liquidated damages payable	48,308	41,337
Accretion expense	27,225	21,444
Contributions carry forward	605	442
Accrued salaries	161,500	80,750
Valuation allowance	(1,292,363)	(238,121)
Total deferred tax assets	1,755,313	1,427,276

Deferred tax liabilities:
Oil and gas properties	(1,514,020)	(1,200,768)
Fixed assets and organization costs	(241,293)	(226,508)
Total deferred tax liabilities	(1,755,313)	(1,427,276)

Net deferred tax liability	$-	$-

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management believes it is more likely than not that the full amount of the net operating loss carry forwards will not be realized or settled, and accordingly, a valuation allowance has been recorded.  The Company’s net operating loss carry forwards approximate $7,425,000 and will expire in various years commencing in 2023.

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.  The Company’s margin tax expense is derived by multiplying its taxable margin by 1%.  The taxable margin can be derived, at the Company’s discretion, in any one of three ways.  The Company can choose gross receipts less its cost of goods sold, gross receipts less its salary and wages, or 70% of its gross receipts. The Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.  The Company accrued $15,093 for margin tax payable at December 31, 2008.  No margin tax accrual was necessary at December 31, 2009

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

12.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic No. 280, Segment Reporting.   The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.   POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.   TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operates a saltwater disposal facility which disposes saltwater and flow back waste into subsurface storage and also sells the skim oil it separates from the saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended December 31, 2009 and 2008:
	Year Ended December 31,
	2009	2008

Business segment revenue:
Oil and gas sales	$537,410	$1,258,047
Condensate and skim oil	89,416	242,947
Transportation and gathering	246,264	842,278
Saltwater disposal sales	133,028	257,964
Total revenues	$1,006,118	$2,601,236

Business segment profit (loss):
Oil and gas sales	$(467,559)	$266,488
Condensate and skim oil	89,416	242,947
Transportation and gathering	(36,907)	(99,538)
Saltwater disposal sales	(258,099)	(99,635)
General corporate	(1,670,470)	(1,891,348)
Loss from operations	$(2,343,619)	$(1,581,086)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008
Depletion and depreciation:
Oil and gas sales	$105,601	$66,693
Transportation and gathering	30,401	24,555
Saltwater disposal sales	67,522	59,696
General corporate	36,671	31,100
Total depletion and depreciation	$240,195	$182,044

Capital expenditures:
Oil and gas sales	$458,380	$12,439,619
Transportation and gathering	-	463,687
Saltwater disposal sales	27,811	90,885
General corporate	3,424	93,137
Total capital expenditures	$489,615	$13,087,328

	December 31,
	2009	2008
Business segment assets:
Oil and gas	$20,508,595	$20,921,001
Transportation and gathering	664,306	773,767
Saltwater disposal sales	294,086	344,113
General corporate	334,703	464,702
Total assets	$21,801,690	$22,503,583

13.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31	2009	2008
Lease bonus paid to an entity controlled by officers	$-	$14,085
Rent paid to an entity controlled by other entities which are owned by PERC officers (c)	75,553	64,367
Interest expense to an entity controlled by officers	454,892	363,453
Receivables due from entities that are owned by officers and/or other entities that are controlled by officers	13,002	69,408
JIB receivables due from an entity controlled by an officer	17,983	58,249
Payables due to officers or to entities controlled by officers (a) (b)	874,076	684,996
Interest payable on notes owed to an entity controlled by officers	840,052	385,160
Notes payable owed to an entity controlled by officers	6,352,303	4,857,303
Acquisition of assets for stock from an entity controlled by officers	-	8,400,000

(a)	Includes $475,000 and $237,500 of accrued salaries payable at December 31, 2009 and 2008, respectively. Also includes $240,000 of advances from officers at December 31, 2009 and 2008.
(b)	Includes $109,576 and $136,494 owed to an entity controlled by an officer for a 20% undivided interest in pipeline and disposal well operations as of December 31, 2009 and 2008, respectively.
(c)
The Company leases certain office and yard space under non-cancelable operating leases with related parties that expire in various years through 2011.  These leases may be renewed for additional periods ranging from one to two years.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Future annual lease obligations for leases with related parties at December 31, 2009 are as follows:

2010	$72,000
2011	72,000

Total future related party lease obligations	$144,000

14. ACQUISITION

Effective October 1, 2008, the Company acquired an additional 10% interest in the properties described below from TR Energy, a related party.  The acquisition increases the Company’s ownership interest in the assets to 80%. The assets acquired and operating results related to the acquired assets are included in the Company’s consolidated financial statements prospectively from the date of acquisition.

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
DECEMBER 31, 2009 AND 2008

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

Leases
The Company leases certain office space under a non-cancelable operating lease that expires August 31, 2010.  This lease may be renewed for additional periods ranging from one to two years.  Lease expense was approximately $24,000 and $35,000 for the years ended December 31, 2009 and 2008, respectively.

Total future annual lease obligations at December 31, 2009 are as follows:

2010	$18,000

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

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, pro rated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At December 31, 2009, management reevaluated the status of the registration statement and determined an accrual of $142,083 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $142,083 and $121,579 in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

16. SUBSEQUENT EVENTS

In February 2010, the seventh amendment to the Teton Note, dated May 21, 2007, was executed to eliminate the February 21, 2010 interest payment required by the sixth amendment.  The final maturity date of the Teton Note is unchanged and remains May 21, 2010.  Effective October 14, 2009, the Company entered into a $1 million promissory note agreement with Teton with interest of 6.25% per year.  Quarterly payments of all accrued interest were to be paid on January 1, 2010, April 1, 2010, July 1, 2010, and October 1, 2010.  Effective January 1, 2010 an amendment to this promissory note was executed and eliminated the requirement for interest payments on January 1, 2010, April 1, 2010, and October 1, 2010.  Principal shall be the sum of all advances made to the Company and is due, along with the outstanding accrued interest, and payable on October 14, 2010.

Effective February 16, 2010, PERC executed an agreement with an independent oil and gas company which would result in an initial $1 million for lease acquisitions and could result in maximum funds of $4 million to be used for lease acquisitions.  This would include both extensions and renewals of existing leaseholds that PERC currently holds as well as acquisitions of new leaseholds in order to expand the Company’s acreage position.  The participating company will pay 100% of the cost for a 50% interest in the acreage.

Effective March 1, 2010, the Company executed an agreement with an independent investor relations consultant.  In return for the consultant’s services, he will receive Director and Officer insurance as a Company spokesperson, 20,000 shares of the Company’s stock, and a monthly fee of $3,500 plus any approved expenses incurred related to work performed on behalf of the Company.  One half of the shares pursuant to this agreement are due August 1, 2010 and the remaining shares are due on March 1, 2011.

Effective March 23, 2010, PERC executed an agreement with another independent oil and gas company which would result in an initial $3.7 million for lease acquisitions and could result in maximum funds of $4.7 million to be used for lease acquisitions.  This would include both extensions and renewals of existing leaseholds that PERC currently holds as well as acquisitions of new leaseholds in order to expand the Company’s acreage position.  The participating company will pay 100% of the cost for a 50% interest in the acreage.

17.   RISK CONCENTRATIONS

PERC maintains its deposits primarily in two financial institutions, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation.  The Company had no uninsured deposits on December 31, 2009 and 2008.  During 2008, the Company had a sweep account in which the balance was invested daily in federal obligations.  The sweep account was temporarily closed during 2009 due to there not being enough cash to merit keeping it open. The balance for the sweep account approximated $984,000 at December 31, 2008.  There was no balance for the sweep account at December 31, 2009.  The Company has not experienced any losses with respect to uninsured balances.

Two customers accounted for approximately 39% and 37% of the Company’s total sales for the year ended December 31, 2009.  Three customers, the first two of which are the same, accounted for approximately 36%, 31%, and 17%, respectively, of the Company’s total sales for the year ended December 31, 2008.  Revenues were reported from these customers in the oil and gas, condensate and skim oil, and transportation and gathering segments.

Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $372,000 and $294,000 in 2009 and 2008, respectively.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic No. 932, Extractive Activities—Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	2009	2008
Unproved oil and gas properties	$9,150,426	$8,714,577
Proved oil and gas properties (including asset retirement costs)	12,149,222	12,125,650
Less accumulated depreciation, depletion, amortization, and valuation allowance	(900,275)	(806,303)
Net capitalized costs	$20,399,373	$20,033,924

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2009 and 2008, as follows:

	2009	2008
Acquisition of proved properties	$1,962	$4,498,213
Acquisition of unproved properties	$434,996	$5,105,057
Development costs	$22,463	$2,912,426

Results of Operations for Producing Activities

The following table presents the consolidated results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2009 and 2008:

	2009	2008
Revenues	$537,410	$1,258,047
Production costs	(388,548)	(305,540)
Depletion, depreciation, and valuation provisions	(93,972)	(58,170)
Exploration costs	-	-
Income before income tax expense	54,890	894,337
Income tax expense	(19,212)	(313,018)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$35,678	$581,319

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.  As a result the drilling of the Harris #2 and Childers #2 wells during 2008, new reserves, including four additional proved, undeveloped locations, were discovered resulting in a significant increase in proved reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  The petroleum engineer that determined our reserves also planned and supervised the drilling of wells that we drilled in the East Texas project.  His 2009 and 2008 compensation, from the Company, for the planning and supervision of drilling wells was $66,789 and $347,249, respectively.  The petroleum engineer’s compensation for reserve estimation for that same time period was $16,210 and $22,479, respectively.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at December 31, 2007	455,071	11,594,098
Extensions and discoveries	674,080	17,442,522
Production	(7,515)	(62,708)
Revisions of previous estimates	(73,336)	(1,599,807)
Balance at December 31, 2008	1,048,300	27,374,105
Extensions and discoveries	-	-
Production	(5,719)	(64,003)
Revisions of previous estimates	(33,682)	(999,947)
Balance at December 31, 2009	1,008,899	26,310,155

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

Proved developed reserves:
December 31, 2007	32,690	706,759
December 31, 2008	58,340	945,223
December 31, 2009	45,656	772,470

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following table, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to FASB ASC Topic No. 932.  In computing this data, assumptions other than those required by the FASB could produce different results.  Accordingly, the data should not be construed as being representative of the fair market value of the Company’s proved oil and gas reserves.

Future cash inflows were computed by applying existing contract and 12-month average prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2009 and 2008, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2009	2008
Future cash inflows	$137,366,695	$173,135,624
Future production costs	(47,616,690)	(54,764,510)
Future development costs	(19,440,000)	(21,680,000)
Future income tax expenses	(16,736,520)	(23,872,193)
Future net cash flows	53,573,485	72,818,921
10% annual discount for estimated timing of cash flows	(43,372,071)	(61,109,035)
Standardized measure of discounted future net cash flows	$10,201,414	$11,709,886

	2009	2008
Beginning of year	$11,709,886	$11,932,996
Sales of oil and gas, net of production costs	(148,862)	(956,207)
Extensions, discoveries, and improved recoveries, less related costs	-	29,978,929
Accretion of discount	1,512,233	1,640,120
Net change in sales and transfer prices, net of production costs	(7,669,020)	(15,579,206)
Changes in estimated future development costs	3,161,374	(10,964,393)
Net change in income taxes	1,771,585	1,055,767
Changes in production rates (timing and other)	1,266,931	(358,084)
Purchases and sales of mineral interests	-	5,871,034
Revisions of previous quantities	(1,402,713)	(10,911,070)
End of year	$10,201,414	$11,709,886

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2009 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

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

As a result of the existence of these material weaknesses as of December 31, 2009, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria set forth by COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC.

Changes to Internal Controls and Procedures Over Financial Reporting

Our internal control over financial reporting has been modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which has improved our internal control over financial reporting, but has not been enough for us to have effective internal controls.

Management’s Remediation Plans

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2010 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of 2010, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

ITEM 9B – OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Names:	Ages	Titles:	Position Held Since	Director Since/During
Michael H. Neufeld	60	President, Chief Executive Officer, and Director	November 22, 2006	November 22, 2006
William L. Sudderth	68	Executive Vice President, Land	November 22, 2006	n/a
Richard A. Lindermanis	64	Sr. Vice President, Chief Financial Officer, and Director	November 22, 2006	November 22, 2006
Alan Gelfand	50	Director	November 22, 2006	November 22, 2006
David J. Moss	39	Director	November 22, 2006	November 22, 2006
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

William L. Sudderth - Executive Vice President

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

Richard A. Lindermanis - Sr. Vice-President, CFO and Director

Mr. Lindermanis has been Senior Vice President of PERC and its predecessors since 2000.  He was employed by Amerada Corp. from 1967 to 1971 in Williston, ND and Lafayette, LA as District Land Manager, Gulf Coast.  He joined Louisiana Land & Exploration Co. in 1971 where he was Division Land Manager for the Rocky Mountain Division until 1975.  He then joined Patrick Petroleum Corp. as Western Division Manager in Denver and later moved to Jackson, MS as Executive Vice President responsible for Corporate Development, Exploration and Investor Relations.  In 1979 Mr. Lindermanis co-founded and became Executive Vice President, Director and a major stockholder of Sandefer Oil and Gas in Houston, Texas.  The company grew to have a $100 million drilling and completion budget.  Mr. Lindermanis left the Company in 1986 and since then he has founded several companies.  Mr. Lindermanis graduated from Phillips University in 1967 with a B.A. in History and Political Science.

Alan Gelfand - Director

Alan Gelfand has been a director since May 2007.  Mr. Gelfand served as a director of American Oil and Gas Inc. where he sat on the audit and compensation committee, since its inception in December 2002 until 2007 .  Prior to becoming a director of the Company, Mr. Gelfand was a stockbroker from 1987 until December 2002.  He graduated from Simon Fraser University with a B.B.A in 1982.

David J. Moss - Director

David Moss has been a director since May 2007.  As of October 2008 he also serves as director for Sorteo Games, LLC.  Since 2005, Mr. Moss has been a Managing Director and he is co-founder of Aegis Equity, LLC, a corporate finance and strategic advisory firm based in San Diego and Santa Monica, California.  He has founded, funded and taken public various companies in a variety of industries since 1995.  Prior to starting Aegis, Mr. Moss served as Managing Director, Corporate Finance, for Jesup & Lamont Securities, where he advised companies on corporate strategy, financings, and business development.  Prior to Jesup & Lamont, Mr. Moss was Chief Business Officer and V.P. of Corporate Development for a privately-held biotechnology firm.  Previously, Mr. Moss served as Managing Partner at a Seattle-based venture capital firm, The Phoenix Partners.  Mr. Moss holds an M.B.A. from Rice University and a B.A. in Economics from the University of California, San Diego.

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

Section 16(a) Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following tables set forth compensation information for the Company’s Chief Executive Officer, Chief Financial Officer, one of our most highly compensated executive officers, and one additional employee who is not an officer whose total annual salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2009 and 2008. In accordance with the rules of the SEC, this table omits columns that are not relevant.

Name and Principal Position	Year	Salary ($)		Stock Awards($)	Total ($)
Michael Neufeld	2009	$250,000	1	-	$250,000
Chief Executive Officer	2008	$250,000	1	-	$250,000

Bill L. Sudderth	2009	$225,000	2	-	$225,000
Executive Vice President	2008	$225,000	2	-	$225,000

Richard A. Lindermanis	2009	$210,000		-	$210,000
Senior Vice-President and Chief Financial Officer	2008	$210,000		-	$210,000

William Denman	2009	$120,000		-	$120,000
Land Manager	2008	$120,000		-	$120,000

1.	Mr. Neufeld’s salary consists of $125,000 paid and $125,000 accrued during both 2009 and 2008.
2.	Mr. Sudderth’s salary consists of $112,500 paid and $112,500 accrued during both 2009 and 2008.

The employment agreements with each of our executive officers were not tied to specific performance goals or company targets because we were a relatively new operating company at the time each executive officer’s agreement was negotiated. Our negotiation of the employment agreements was highly dependent on our cash flow projections and, in fact, both Michael Neufeld and Bill L. Sudderth are currently only receiving half of their agreed-upon salary.  The remaining portion is being accrued and will be paid at a later date when our cash flow increases.

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

Each of the agreements contains standard non-disclosure and prohibits the employee from competing with the Company in its territory for a period of two years following the termination of employment for any reason.  For purposes of the employment agreement, the territory consists of all land at any time held under lease by PERC (or its affiliates) for mineral exploration or development and all surrounding land within two miles from any leased land.

Outstanding Equity Awards at Fiscal Year-End Table.

As of December 31, 2009, there had been no equity awards made to any of the Named Executive Officers.

 Director Compensation

Non-employee directors did not receive any compensation for services to our company for the fiscal year ended December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2010.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF CLASS (3)

Michael H. Neufeld (4)	Common Stock	15,188,626	(5)	38.80%

William L. Sudderth (4)	Common Stock	15,088,626	(6)	38.59%

Richard A. Lindermanis	Common Stock	2,187,500	(7)	6.51%

Alan Gelfand	Common Stock	525,000	(8)	1.54%

David J. Moss	Common Stock	625,000	(9)	1.84%

All Officers and Directors	Common Stock	23,644,876	(10)	59.19%
As a Group (5 persons)

Teton Royalty Ltd. (4)	Common Stock	8,401,845	(11)	22.43%

 * Less than 1%.

(1) The address is c/o Pegasi Energy Resources Corporation, 218 N. Broadway, Suite 204, Tyler, Texas 75702.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 10, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 33,610,801 shares issued and outstanding on March 10, 2010.

(4) Messrs. Neufeld and Sudderth are co-owners, executive officers and directors of Teton Royalty Ltd.

(5) Includes 50,000 shares of common stock underlying warrants.  Also includes 4,480,000 shares of common stock held by Teton Royalty Ltd. and 5,489,876 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.  Mr. Neufeld disclaims 50% of the shares held by Teton Royalty Ltd., which corresponds to his 50% ownership interest in the entity.

(6) Includes 4,480,000 shares of common stock held by Teton Royalty Ltd. and 5,489,876 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.  Mr. Sudderth disclaims 50% of the shares held by Teton Royalty Ltd., which corresponds to his 50% ownership interest in the entity.

(7) Represents shares held by the Lindermanis Family Living Trust of which Mr. Lindermanis is a trustee.

(8) Includes 375,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(9) Includes 50,000 shares of common stock issuable upon conversion of warrants and 375,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(10) Includes 100,000 shares of common stock issuable upon conversion of warrants and 750,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days. Also includes 4,480,000 shares of common stock held by Teton Royalty Ltd. and 5,489,876 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.

(11) Includes 5,489,876 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd. As of March 10, 2010, Teton had $4,857,303 of outstanding principal and $849,168 of accrued interest that the Company has agreed to allow Teton Royalty Ltd. to convert into shares of common stock at a conversion price of $1.20 per share and $1,075,000 of outstanding principal and $80,172 of accrued interest that the Company has agreed to allow Teton Royalty Ltd. to convert into shares of common stock at a conversion price of $1.60 per share.

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

Effective January 1, 2007, PERC, entered into a five-year lease agreement with Marion Swamp Fox L.P. providing for (i) the lease to PERC of 34 acres of storage facilities and (ii) use of office space.  On July 1, 2008 the lease for office space was amended to include additional office space and the lease payments were increased from $750 per month to $4,500 per month for the remaining term.  The 34 acre storage facility has lease payments of $1,500 per month plus $0.05 per barrel of water injected into the facility.  The total lease payments over the entire term of the lease equals $202,500.  Marion Swamp Fox LP is owned by Messrs. Neufeld, Sudderth and Lindermanis, each an executive officer of the Company.

POI, TR Rodessa, and 59 Disposal, had each executed a promissory note dated May 21, 2007, payable to Teton, an entity owned by Messrs. Neufeld and Sudderth, each an executive officer of the Company, in the original principal amount of $5,579,847.  The note evidences the combined total of prior working capital loans Teton made to PERC and its subsidiaries over the previous two years.  The note accrues interest at eight percent (8%) per annum. Additional funds totaling $1,095,000 were added to the note during 2009.  Accrued interest and principal is due on the notes maturity date of May 21, 2010.  Under the terms of a memorandum of understanding dated May 21, 2007, between the Company and Teton, Teton has the right to convert that original amount into shares of common stock at any time after May 21, 2008 at $1.20 per share.  An amendment to the promissory note was executed on March 3, 2009 that gave Teton the right to convert the additional funds into shares of common stock at $1.60 per share. The largest aggregate amount of principal outstanding during 2009 was $5,952,303 (See Note 7).  Interest expense on the note during 2009 was $451,768.

On October 14, 2009, PERC executed a promissory note payable to Teton that would allow the Company to receive up to $1,000,000.  As of December 31, 2009, PERC had received $400,000 related to this note.  A payment for accrued interest of 6.25% per annum on the outstanding principal is due July 1, 2010.  The remaining accrued interest and outstanding principal are due on the maturity date of October 14, 2010.  Interest expense on this note during 2009 was 3,124.

In addition, at December 31, 2009 and 2008, we owed TR Energy an amount of $109,576 and $136,494, respectively, in connection with our purchase of a 20% undivided interest in their pipelines and disposal well.  TR Energy is owned by Messrs. Neufeld and Sudderth.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2009 and 2008, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were approximately $95,000 and $90,500, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2009 and 2008 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us during fiscal years ended December 31, 2009 and 2008 for tax related services.

All Other Fees

Our independent registered public accounting firm billed us during fiscal years ended December 31, 2009 or 2008 for other services of approximately $28,000 and $25,000, respectively.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

PEGASI ENERGY RESOURCES CORPORATION

Date: March 29, 2010	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2010	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD Michael Neufeld	Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2010

/s/ RICHARD LINDERMANIS Richard Lindermanis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 29, 2010

/s/ ALAN GELFAND Alan Gelfand	Director	March 29, 2010

/s/ DAVID J. MOSS David J. Moss	Director	March 29, 2010