Form 10-Q
period 2010-03-31
Pegasi Energy Resources Corporation.
filed 2010-05-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

There were 33,610,801 shares of the registrant's common stock outstanding as of May 7, 2010.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,984	$127,176
Accounts receivable, trade	129,287	98,578
Accounts receivable, related parties	14,274	13,002
Joint-interest billings receivable, related parties, net	21,894	17,983
Restricted cash – leasing program	629,884	-
Other current assets	26,314	51,288
Total current assets	1,147,637	308,027

Property and equipment:
Equipment	680,927	601,759
Pipelines	700,765	700,765
Buildings	19,916	19,916
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	137,071	137,071
Website	15,000	15,000
Total property and equipment	1,611,364	1,532,196
Less accumulated depreciation	(552,093)	(515,101)
Property and equipment, net	1,059,271	1,017,095

Oil and gas properties:
Oil and gas properties, proved	11,926,492	11,928,985
Oil and gas properties, unproved	9,171,989	9,150,426
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	21,318,718	21,299,648
Less accumulated depletion and depreciation	(924,275)	(900,275)
Oil and gas properties, net	20,394,443	20,399,373

Other Assets:
Certificates of deposit	77,385	77,195
Total other assets	77,385	77,195

Total assets	$22,678,736	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$350,129	$251,336
Accounts payable, related parties	940,926	874,076
Revenues payable	118,742	104,366
Interest payable, related party	971,098	840,052
Liquidated damages payable	147,209	142,083
Other payables	23,853	35,795
Lease program deposits	629,884	-
Current portion of notes payable	5,337	6,570
Current portion of notes payable, related party	6,975,303	6,352,303
Total current liabilities	10,162,481	8,606,581

Notes payable	4,320	4,803
Asset retirement obligations	304,817	300,311

Total liabilities	10,471,618	8,911,695

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value; 75,000,000 shares authorized;
33,610,801 shares issued and outstanding
at March 31, 2010 and December 31, 2009	33,611	33,611
Additional paid-in capital	19,673,102	19,673,102
Accumulated deficit	(7,499,595)	(6,816,718)
Total stockholders' equity	12,207,118	12,889,995

Total liabilities and stockholders' equity	$22,678,736	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended March 31,

	2010	2009
Revenues:
Oil and gas	$177,716	$114,807
Condensate and skim oil	16,548	21,267
Transportation and gathering	67,388	74,831
Saltwater disposal income	26,594	71,490
Total revenues	288,246	282,395

Operating expenses:
Lease operating expenses	76,261	76,740
Saltwater disposal expenses	99,730	71,732
Pipeline operating expenses	19,158	25,314
Cost of gas purchased for resale	47,058	50,325
Depletion and depreciation	61,017	61,064
General and administrative	521,974	683,081
Total operating expenses	825,198	968,256
Loss from operations	(536,952)	(685,861)

Other income (expenses):
Interest income	191	1,416
Interest expense	(135,267)	(102,831)
Liquidated damages	(5,126)	(5,126)
Other income	(5,723)	606
Total other income (expenses)	(145,925)	(105,935)

Loss before income tax expense	(682,877)	(791,796)

Income tax expense	-	(370)

Net loss	$(682,877)	$(792,166)

Basis and diluted loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding	33,610,801	3,610,801

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended March 31,

	2010	2009
Operating Activities
Net loss	$(682,877)	$(792,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	61,017	61,064
Accretion of discount on asset retirement obligations	4,506	4,251
Liquidated damages	5,126	5,126
Loss on abandonment of equipment	5,727	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(30,709)	115,767
Accounts receivable, related parties	(1,272)	13,499
Joint-interest billings receivable, related parties, net	(3,911)	4,619
Other current assets	24,974	(68,470)
Accounts payable	98,793	160,087
Accounts payable, related parties	66,850	35,638
Revenues payable	14,376	(24,490)
Interest payable, related party	131,046	102,562
Other payables	(11,942)	(1,586)
Net cash used in operating activities	(318,296)	(384,099)

Investing Activities
Additions to certificate of deposit	(190)	-
Purchases of property and equipment	(84,920)	(10,634)
Purchases of oil and gas properties	(19,070)	(336,640)
Net cash used in investing activities	(104,180)	(347,274)

Financing Activities
Payments on notes payable	(1,716)	(1,611)
Proceeds from borrowing on notes payable, related party	623,000	570,000
Net cash provided by financing activities	621,284	568,389

Net increase (decrease) in cash and cash equivalents	198,808	(162,984)
Cash and cash equivalents at beginning of period	127,176	792,255

Cash and cash equivalents at end of period	$325,984	$629,271

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,221	$269

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2009, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2009 annual consolidated financial statements, have been omitted.

b)  New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03, Extractive Industries – Oil and Gas, (Topic 932): Oil and Gas Reserve Estimation and Disclosure, which aligned U.S. GAAP with the SEC’s updated reporting and disclosure requirements for energy companies that went into effect on January 1, 2010, effective for annual reporting periods ending on or after December 31, 2009.  The Company included the required disclosures in the Form 10-K filed with the SEC on March 29, 2010 under the guidance of the Modernization of Oil and Gas Reporting update issued by the SEC on December 31, 2008.

Also, in January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820).  The guidance is effective for any interim and annual reporting periods  that  begin after December 15, 2009.  The Company adopted ASU No. 2010-06 in the first quarter of 2010 and the adoption did not have a material impact on the Company’s disclosures.  The standard also requires entities to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method.  This guidance is effective for fiscal years beginning after December 15, 2010, and for interim and periods within those fiscal years. The Company is currently assessing the impact that the adoption will have on their disclosures.

c)  Reclassifications

 Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

3.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:	March 31, 2010	December 31, 2009
Original note payable dated May 21, 2007 to Teton (the “Teton Note”). Additional funds added by amendments three, four, five to the note result in an outstanding balance of $5,952,303, including interest at 8%, with all interest and principal due on the maturity date of May 21, 2010. Substantially all of the Company’s assets are pledged as collateral on the note.	$5,952,303	$5,952,303
Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note result in funds available of $1.5 million. Accrued interest of 6.25% per annum on the principal amount, which is the sum of all advances made, is due July 1, 2010. The remaining interest and outstanding principal balance are due on the maturity date of October 14, 2010.	1,023,000	400,000
Total notes payable, related party	6,975,303	6,352,303
Less current portion	(6,975,303)	(6,352,303)
Total long-term notes payable, related party	$-	$-

In the fourth quarter of 2009, the Teton Promissory was amended to eliminate the requirement of interest payments to be made on January 1, 2010; April 1, 2010; July 1, 2010; and October 1, 2010.  In May 2010, a second amendment was executed which increased the available balance to $1,500,000 effective March 2, 2010.

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

On March 3, 2009, a “Second Amendment to Renewal Promissory Note and Loan Modification Agreement” (the “Second Amendment”) was executed, which amended the Teton Note.  This agreement added $550,000 of additional cash proceeds and $20,000 of advances payable to the outstanding balance of the Teton Note and pledged substantially all of the Company’s assets to secure repayment of the note.  The Second Amendment confirmed that the fixed conversion price of $1.20 per share would remain for the portion of the note payable balance that existed prior to its execution, and a fixed conversion price of $1.60 was agreed upon for conversion of the additional funds.

In May 2009, the third and fourth amendments to the Teton Note were executed.  The third amendment deferred the May 21, 2009 interest payment to September 21, 2009 and the fourth amendment added $350,000 of additional funds to the outstanding balance of the Teton Note.  In September 2009, the fifth amendment was executed, which added $175,000 of additional funds to the outstanding balance of the Teton Note and deferred the interest payment due date from September 21, 2009 to October 21, 2009.  In February 2010, the seventh amendment to the Teton Note, dated May 21, 2007, was executed.  This amendment amended the sixth amendment, executed in October 2009, to defer the October 21, 2009 interest payment to February 21, 2010.  The seventh amendment eliminated the February 21, 2010 interest payment.  The final maturity date of the Teton Note was unchanged and remains May 21, 2010.  The Company is currently negotiating an amendment to the note to extend the maturity date.

4.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. (“TR Rodessa”) operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal, Inc. (“59 Disposal”) operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Business segment revenue:
Oil and gas	$177,716	$114,807
Condensate and skim oil	16,548	21,267
Transportation and gathering	67,388	74,831
Saltwater disposal income	26,594	71,490
Total revenues	$288,246	$282,395

Business segment profit (loss):
Oil and gas	$15,633	$(197,296)
Condensate and skim oil	16,548	21,267
Transportation and gathering	(19,910)	(17,271)
Saltwater disposal	(99,618)	(27,351)
General corporate	(449,605)	(465,210)
Loss from operations	$(536,952)	$(685,861)

Depletion and depreciation:
Oil and gas	$25,940	$27,752
Transportation and gathering	7,492	7,599
Saltwater disposal	19,822	16,604
General corporate	7,763	9,109
Total depletion and depreciation	$61,017	$61,064

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Capital expenditures:
Oil and gas	$19,070	$336,640
Transportation and gathering	-	-
Saltwater disposal	84,920	10,634
General corporate	-	-
Total capital expenditures	$103,990	$347,274

	March 31,	December 31,
	2010	2009
Business segment assets:
Oil and gas	$20,623,984	$20,508,595
Transportation and gathering	649,752	664,306
Saltwater disposal	379,822	294,086
General corporate	1,025,178	334,703
Total assets	$22,678,736	$21,801,690

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

5. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At March 31, 2010, management reevaluated the status of the registration statement and determined an accrual of $147,209 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $147,209 and $142,083 in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

7.  RESTRICTED CASH – LEASING PROGRAM

During the first quarter of 2010, we executed agreements with two independent oil and gas companies regarding leasing specific areas on the Cornerstone project.  The agreements include both extensions and renewals of existing leaseholds that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.  Funds received from these companies are restricted to the leasing programs and are considered released when they are spent in accordance with the agreements.  Total funds of $750,000 were received on these programs and $120,116 was spent on leasing activities leaving a balance of $629,884 in restricted cash and lease program deposits at March 31, 2010.

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

Our business strategy, which we designated as the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area. We intend to quickly develop and produce reserves at a low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of “best in class” drilling, (i.e. using the latest drilling techniques available and seismic technology).  We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the Cornerstone Project area since 1980.  We believe implementing our drilling strategy and using new drilling and completion techniques will enable us to find significant gas and oil reserves in the Cornerstone Project area.

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

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of March 31, 2010, we operated nine wells.  We did have a major work over on the 59 Disposal plant disposal well where the tubing was replaced and the well refurbished.  The work began in early December 2009 and was completed in January 2010.

As of March 31, 2010, our leasehold position is approximately 22,000 gross acres and 15,000 net acres.  We have an 80% working interest in the acreage.  We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased. We began discussions with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone project.  Agreements were finalized in the middle of February and late March 2010 and could result in up to $4,000,000 and $4,700,000, respectively, in lease acquisitions.  Both agreements have been partially funded and an aggressive leasing program is underway.  This includes both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.  The participating companies are paying 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  We plan on drilling several vertical wells with the first location being built in preparation of spudding the Norbord #1 well to be followed up by development drilling if successful.  We have a signed farmout commitment for 50% of the cost of drilling the Norbord #1 on a promoted basis.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Summarized Results of Operations

	2010	2009	Increase (Decrease)
Total revenues	$288,246	$282,395	5,851
Total operating expenses	825,198	968,256	(143,058)
Loss from operations	(536,952)	(685,861)	(148,909)
Total other income (expenses)	(145,925)	(105,935)	39,990
Loss before income tax expense	(682,877)	(791,796)	(108,919)
Income tax expense	-	(370)	(370)
Net loss	$(682,877)	$(792,166)	109,289

Revenues:  Total revenues for the three months ended March 31, 2010 totaled $288,246, compared to $282,395 for the three months ended March 31, 2009.  Production revenues of oil and gas increased $62,909 to $177,716 for the three months ended March 31, 2010 compared to $114,807 for the three months ended March 31, 2009.  The increase in production revenues reflects the impact of an increase in sales prices for natural gas of about 26% and oil of about 52%.  Saltwater disposal revenue decreased $44,896 to $26,594 for the three months ended March 31, 2010, compared to $71,490 for the three months ended March 31, 2009 due to a work over on the disposal well that began in December 2009 and was not completed until the first quarter of 2010 as well as an overall decrease in drilling activity starting in mid-2009 that lead to a decrease in disposal services needed.

Expenses:  Total operating expenses for the three months ended March 31, 2010 were $825,198, compared to $968,256 for the three months ended March 31, 2009.  This decrease is comprised mainly of a decrease in general and administrative expenses.

General and Administrative Expense:  The $161,107 decrease in general and administrative expense to $521,974 for the three months ended March 31, 2010 from $683,081 for the three months ended March 31, 2009 was primarily due to decrease in legal and accounting fees of $134,727.  The decrease was due to continued efficiencies in the accounting work performed in the quarter ended March 31, 2010 related to the preparation of the 2009 10-K.    An additional $12,000 decrease in regulatory filing files was due to lower audit fees in the first quarter of 2010 for the 2009 10-K as compared to fees in the first quarter of 2009 for the audit of the 2008 10-K.

Other Income (Expenses):  Total other expenses for the three months ended March 31, 2010 were $145,925, compared to $105,935 of other expenses for the three months ended March 31, 2009.  The primary reason for this $39,990 increase was due to the increase in the balance of the line of credit.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $682,877 for the three months ended March 31, 2010 as compared to a net loss of $792,166 for the three months ended March 31, 2009.

Liquidity and Capital Resources

We ended the first quarter of 2010 with $325,984 in cash and cash equivalents, compared to $127,176 at December 31, 2009.  The increase in cash and cash equivalents is related to proceeds received from notes payable during the first quarter of 2010.  The increase was offset by purchases of lease and well equipment and oil and gas properties and using cash to cover operating expenses.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Total cash provided by (used in):
Operating activities	(318,296)	$(384,099)
Investing activities	(104,180)	(347,274)
Financing activities	621,284	568,389
Increase (decrease) in cash and cash equivalents	198,808	$(162,984)

Cash used in operating activities for the three months ended March 31, 2010 totaled $318,296, compared to $384,099 used in operating activities for the three months ended March 31, 2009.  The decrease of $65,803 in cash used is primarily due to additional cash provided by changes in connection with operating assets and liabilities and a decrease in the net loss.  The net loss was $682,877 for the three months ended March 31, 2010, a decrease from the net loss of $792,166 for the three months ended March 31, 2009.  The changes in operating assets and liabilities are primarily due to changes in accounts receivable, related parties, joint interest deposits – prepayments, other current assets, accounts payable, related parties, and interest payable, related party.

Cash used in investing activities for the three months ended March 31, 2010 was $104,180, compared to $347,274 for the three months ended March 31, 2009.  The change is due primarily to decreased drilling activities for the three months ended March 31, 2010.   We spent $336,640 on leasehold costs, lease and well equipment, and intangible drilling and completion costs in the first three months of 2009 compared to $19,070 in the first three months of 2010.  This was partially offset by an increase in property and equipment purchases from $10,634 in the first three months of 2009 compared to $84,920 in the first three months of 2010.

Cash provided by financing activities for the three months ended March 31, 2010 totaled $621,284, compared to $568,389 of cash provided by financing activities for the three months ended March 31, 2009.  During the first three months of 2010, we received proceeds of $623,000 on a related party note payable compared to proceeds of $570,000 for the first three months of 2009.

Sources of Liquidity

Our main source of liquidity continues to be from funds generated by production from our wells.  Any short fall in revenue to cover costs has been covered by utilizing financing from a related party in the form of notes payable.  We believe that the proceeds from production and financing available from related parties will be sufficient to finance our operations for the remainder of 2010.  However, we have no commitments from related parties to provide additional financing. In addition, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We have aggressively contacted many potential investors both within the industry as well as institutional investors to secure additional financing.  Additional financing would be used for drilling opportunities and additional lease funding in the near future, along with working capital purposes.  We do not have any commitments or agreements for financing, and we cannot assure you that additional funding will be available on terms acceptable to us, if at all.

 We also entered into a credit agreement with various lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of March 31, 2010, these conditions had not been met.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements included in our annual report on Form 10-K filed with the SEC on March 29, 2010.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Item 4.  Controls and Procedures.

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2010 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

There have been no changes to our internal control in the quarter ended March 31, 2010.

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

None

Item 4. Reserved

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

PEGASI ENERGY RESOURCES CORPORATION
Date: May 14, 2010	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)