Form 10-Q
period 2010-06-30
Pegasi Energy Resources Corporation.
filed 2010-08-13
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

There were 33,610,801 shares of the registrant's common stock outstanding as of August 7, 2010.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$692,784	$127,176
Accounts receivable, trade	100,090	98,578
Accounts receivable, related parties	11,274	13,002
Joint-interest billings receivable, related parties, net	10,675	17,983
Restricted cash – leasing program	440,114	-
Other current assets	4,808	51,288
Total current assets	1,259,745	308,027

Property and equipment:
Equipment	680,928	601,759
Pipelines	701,065	700,765
Buildings	19,916	19,916
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	137,071	137,071
Website	15,000	15,000
Total property and equipment	1,611,665	1,532,196
Less accumulated depreciation	(589,110)	(515,101)
Property and equipment, net	1,022,555	1,017,095

Oil and gas properties:
Oil and gas properties, proved	11,885,731	11,928,985
Oil and gas properties, unproved	8,976,442	9,150,426
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	21,082,410	21,299,648
Less accumulated depletion and depreciation	(944,102)	(900,275)
Oil and gas properties, net	20,138,308	20,399,373

Other assets:
Certificates of deposit	77,581	77,195
Total other assets	77,581	77,195

Total assets	$22,498,189	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$382,809	$251,336
Accounts payable, related parties	1,127,309	874,076
Revenues payable	95,544	104,366
Interest payable, related party	78,697	840,052
Liquidated damages payable	152,335	142,083
Other payables	19,574	35,795
Lease program deposits	440,114	-
Drilling prepayments	145,458	-
Current portion of notes payable	4,085	6,570
Current portion of notes payable, related party	8,110,646	6,352,303
Total current liabilities	10,556,571	8,606,581

Notes payable	3,829	4,803
Asset retirement obligations	309,323	300,311

Total liabilities	10,869,723	8,911,695

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value; 75,000,000 shares authorized;
33,610,801 shares issued and outstanding
at June 30, 2010 and December 31, 2009	33,611	33,611
Additional paid-in capital	19,673,102	19,673,102
Accumulated deficit	(8,078,247)	(6,816,718)
Total stockholders' equity	11,628,466	12,889,995

Total liabilities and stockholders' equity	$22,498,189	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Oil and gas	$127,603	$131,449	$305,319	$246,256
Condensate and skim oil	39,321	19,556	55,869	40,823
Transportation and gathering	64,232	61,828	131,620	136,660
Saltwater disposal income	24,113	25,086	50,707	96,575
Total revenues	255,269	237,919	543,515	520,314

Operating expenses:
Lease operating expenses	75,242	129,814	151,503	206,554
Saltwater disposal expenses	34,410	68,541	134,141	140,273
Pipeline operating expenses	28,182	20,974	47,341	46,288
Cost of gas purchased for resale	39,437	35,902	86,495	86,227
Depletion and depreciation	56,844	60,827	117,861	121,892
General and administrative	451,563	457,208	973,536	1,140,289
Total operating expenses	685,678	773,266	1,510,877	1,741,523
Loss from operations	(430,409)	(535,347)	(967,362)	(1,221,209)

Other income (expenses):
Interest income	195	412	386	1,827
Interest expense	(143,351)	(112,589)	(278,618)	(215,420)
Liquidated damages	(5,126)	(5,126)	(10,252)	(10,252)
Other income (expense)	40	59	(5,683)	665
Total other expenses	(148,242)	(117,244)	(294,167)	(223,180)

Loss before income tax expense	(578,651)	(652,591)	(1,261,529)	(1,444,389)

Income tax expense	-	-	-	(370)

Net loss	$(578,651)	$(652,591)	$(1,261,529)	$(1,444,759)

Basis and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding	33,610,801	33,610,801	33,610,801	33,610,801

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net loss	$(1,261,529)	$(1,444,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	117,861	121,892
Accretion of discount on asset retirement obligations	9,012	8,503
Liquidated damages	10,252	10,252
Loss on abandonment of equipment	5,727	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,512)	124,498
Accounts receivable, related parties	1,728	26,999
Joint-interest billings receivable, related parties, net	7,308	34,279
Other current assets	46,480	(77,429)
Accounts payable	131,473	(75,306)
Accounts payable, related parties	253,233	103,616
Revenues payable	(8,822)	(22,841)
Interest payable, related party	273,988	214,853
Drilling prepayment	145,458	-
Other payables	(16,221)	(8,457)
Net cash used in operating activities	(285,564)	(983,900)

Investing Activities
Purchases of certificate of deposit	(386)	-
Proceeds from sale of working interest	265,565	-
Purchases of property and equipment	(85,221)	(23,957)
Purchases of oil and gas properties	(48,327)	(374,000)
Net cash provided by (used in) investing activities	131,631	(397,957)

Financing Activities
Payments on notes payable	(3,459)	(3,245)
Proceeds from borrowing on notes payable, related party	723,000	900,000
Net cash provided by financing activities	719,541	896,755

Net increase (decrease) in cash and cash equivalents	565,608	(485,102)
Cash and cash equivalents at beginning of period	127,176	792,255

Cash and cash equivalents at end of period	$692,784	$307,153

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$567

Non-cash financing activity relating to addition of accrued and unpaid interest into notes payable, related party	$1,035,343	$-

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

b)  New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by Statement of Financial Accounting Standards (“SFAS”) No. 157 (FASB ASC 820).  The guidance is effective for any interim and annual reporting periods that begin after December 15, 2009.  The Company adopted ASU No. 2010-06 in the first quarter of 2010 and the adoption did not have a material impact on the Company’s disclosures.  The standard also requires entities to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method.  This guidance is effective for fiscal years beginning after December 15, 2010, and for interim and periods within those fiscal years. The Company is currently assessing the impact that the adoption will have on its disclosures.

c)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

3.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:	June 30, 2010	December 31, 2009
Original note payable dated May 21, 2007 to Teton (the “Teton Note”). Additional funds added by amendments three, four, five to the note result in an outstanding balance of $5,952,303, including interest at 8%, with all interest and principal due on the maturity date of May 21, 2010. Substantially all of the Company’s assets are pledged as collateral on the note.	$-	$5,952,303
Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 1, 2010, including interest at 8%, with all principal due on the maturity date of June 1, 2011. Interest payments are due October 1, 2010; January 1, 2011; April 1, 2011; and at maturity. Renewed original note above which matured May 21, 2010. Secured by a stock pledge and security agreement.	6,987,646	-
Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note result in funds available of $1.5 million. Accrued interest of 6.25% per annum on the principal amount, which is the sum of all advances made, is due July 1, 2010. The remaining interest and outstanding principal balance are due on the maturity date of October 14, 2010.	1,123,000	400,000
Total notes payable, related party	8,110,646	6,352,303
Less current portion	(8,110,646)	(6,352,303)
Total long-term notes payable, related party	$-	$-

On June 1, 2010, a Promissory (“Teton Renewal Note”) note was executed to renew and extend the original note payable which matured May 21, 2010.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.

In the fourth quarter of 2009, the Teton Promissory was amended to eliminate the requirement of interest payments to be made on January 1, 2010, April 1, 2010, and October 1, 2010.  In May 2010, a second amendment was executed which increased the available balance to $1,500,000 effective March 2, 2010.  Effective July 1, 2010, a third amendment to the Teton Promissory was executed to eliminate the interest payment required on July 1, 2010 and to extend the maturity date of the note to January 2, 2011 at which time all outstanding principal and accrued  and unpaid interest will be due.

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

In May 2009, the third and fourth amendments to the Teton Note were executed.  The third amendment deferred the May 21, 2009 interest payment to September 21, 2009 and the fourth amendment added $350,000 of additional funds to the outstanding balance of the Teton Note.  In September 2009, the fifth amendment was executed, which added $175,000 of additional funds to the outstanding balance of the Teton Note and deferred the interest payment due date from September 21, 2009 to October 21, 2009.  In February 2010, the seventh amendment to the Teton Note, dated May 21, 2007, was executed.  This amendment amended the sixth amendment, executed in October 2009, to defer the October 21, 2009 interest payment to February 21, 2010.  The seventh amendment eliminated the February 21, 2010 interest payment.  The final maturity date of the Teton Note was unchanged and remained May 21, 2010.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

4.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. (“TR Rodessa”) operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal, Inc. (“59 Disposal”) operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Business segment revenue:
Oil and gas	$127,603	$131,449	$305,319	$246,256
Condensate and skim oil	39,321	19,556	55,869	40,823
Transportation and gathering	64,232	61,828	131,620	136,660
Saltwater disposal income	24,113	25,086	50,707	96,575
Total revenues	$255,269	$237,919	$543,515	520,314

Business segment profit (loss):
Oil and gas	$(20,249)	$(83,590)	$(4,616)	$(280,886)
Condensate and skim oil	39,320	19,556	55,869	40,823
Transportation and gathering	(22,766)	(7,049)	(42,676)	(24,319)
Saltwater disposal	(36,515)	(68,301)	(136,134)	(95,653)
General corporate	(390,199)	(395,963)	(839,805)	(861,174)
Loss from operations	$(430,409)	$(535,347)	$(967,362)	$(1,221,209)

Depreciation and depletion:
Oil and gas	$21,768	$27,235	$47,708	$54,987
Transportation and gathering	7,491	7,599	14,983	15,198
Saltwater disposal	19,821	16,865	39,643	33,469
General corporate	7,764	9,128	15,527	18,238
Total depletion and depreciation	$56,844	$60,827	$117,861	$121,892

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Capital expenditures:
Oil and gas	$48,327	$374,000
Transportation and gathering	300	-
Saltwater disposal	84,921	23,197
General corporate	-	760
Total capital expenditures	$133,548	$397,957

	June 30,	December 31,
	2010	2009
Business segment assets:
Oil and gas	$20,899,478	$20,508,595
Transportation and gathering	644,182	664,306
Saltwater disposal	350,384	294,086
General corporate	604,145	334,703
Total assets	$22,498,189	$21,801,690

5. COMMITMENTS AND CONTINGENCIES

Management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At June 30, 2010, management reevaluated the status of the registration statement and determined an accrual of $152,335 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $152,335 and $142,083 in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

7.  RESTRICTED CASH – LEASING PROGRAM

During the first quarter of 2010, the Company executed agreements with two independent oil and gas companies regarding leasing specific areas on the Cornerstone project.  The agreements include both extensions and renewals of existing leaseholds that the Company currently holds and acquisitions of new leaseholds in order to expand the Company’s acreage position.  Funds received from these companies are restricted to the leasing programs and are considered released when they are spent in accordance with the agreements.  Total funds of $1,500,000 were received on these programs and $1,059,886 was spent on leasing activities leaving a balance of $440,114 in restricted cash and lease program deposits at June 30, 2010.

8.  SUBSEQUENT EVENTS

In July 2010, the Company executed a participation agreement with Energi Management, LLC (“EM”) to participate in the drilling of the Company’s new wells whereby EM will acquire various working interests in these wells. EM intends to serve as general partner for various limited partnerships, which will be organized to raise funds to participate in the drilling of these wells.  One of the Company’s directors is a partner in EM.  In July, the Company received $364,000 from EM which was their share of the drilling costs of the Norbord #1 well.

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

Company Overview

We are an independent energy company engaged in the exploration and production of natural gas and oil through the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  We currently hold interests in properties located in Marion and Cass County, Texas, home to the Rodessa oil field.  The field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

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

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

·
Develop the Cornerstone Project in East Texas through an aggressive lease renewal and lease acquisition program along with a drilling program.  We will focus our near-term efforts on our leasing program and development drilling on existing acreage.  We expect this drilling program to increase our proved reserve and cash flow profile. In early August 2010, we drilled a 7,000 foot well and pipe has been set to the bottom.  Completion work will commence in the latter part of August.

·
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  We plan to maximize the present value of our vertical wells by utilizing a shotgun dual or sawtooth production technique. We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties as well as horizontal drilling.  These horizontal wells will primarily target the Bossier formation and we anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  We plan to begin our horizontal programs in the first quarter of 2011.

·
Continue to lease underdeveloped acreage in the Cornerstone Project area.  We are operating an aggressive leasing program with funding of up to $8.7 million dollars from our two partners. The partners pay 100% of the cost for a 50% interest. The program includes renewing existing leasehold and acquiring new leaseholds.  We are using our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement our existing substantial acreage position in the area and provide us with significant additional drilling inventory.

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

In order to implement our strategy, we will first need to raise additional capital to develop our properties.  We are seeking to raise additional capital.  We currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.  We anticipate the cost of a horizontal oil well will be approximately $5 million and a vertical shallow gas well to be approximately $0.85 million.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of June 30, 2010, we operated nine wells.  We did have additional work over on the 59 Disposal plant disposal well where the tubing was replaced and the well refurbished.  The work began late June 2010 and was completed by the end of July.

As of June 30, 2010, our leasehold position is approximately 22,500 gross acres and 15,200 net acres.  We have an 40% to 80% working interest in the acreage.  We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased. We began discussions with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone Project.  Agreements were finalized in the middle of February and late March 2010 and could result in up to $4,000,000 and $4,700,000, respectively, in lease acquisitions, which would be reduced only if we are unable to find available acreage or cannot negotiate lease terms that are acceptable to us. We anticipate spending all of the funds but the complexity of the title in the area being leased is very meticulous and slow. However, we are very pleased as to the progress of the leasing program, which has resulted in our ability to extend or renew all existing leases we have elected to review or extend.  Both agreements are being funded and an aggressive leasing program is underway.  This includes both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.    The participating companies are paying 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  We plan on drilling several vertical wells of which the first well, the Norbord #1, has been drilled and the casing set.  Completion work will begin later in August 2010. Depending on the success of this well, additional development wells could be drilled  We have a signed farm-out commitment for 65% of the cost of drilling the Norbord #1 on a promoted basis with us retaining a 25% interest.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Summarized Results of Operations

	2010	2009	Increase (Decrease)
Total revenues	$255,269	$237,919	$17,350
Total operating expenses	685,678	773,266	(87,588)
Loss from operations	(430,409)	(535,347)	(104,938)
Total other income (expenses)	(148,242)	(117,244)	30,998
Loss before income tax expense	(578,651)	(652,591)	(73,940)
Income tax expense	-	-	-
Net loss	$(578,651)	$(652,591)	$(73,940)

Revenues:  Total revenues for the three months ended June 30, 2010 totaled $255,269, compared to $237,919 for the three months ended June 30, 2009.  Oil and gas revenue for the three months ended June 30, 2010 was $127,603 compared to $131,449 for the three months ended June 30, 2009.  Condensate and skim oil revenue for the three months ended June 30, 2010 was $39,321 compared to $19,556 for the three months ended June 30, 2009.  The $19,765 increase was due to the completion of the workover on the Whitfield well in late 2009.  Therefore, the well was able to generate more revenues during 2010.  Transportation and gathering revenue for the three months ended June 30, 2010 was $64,232 compared to $61,828 for the three months ended June 30, 2009. Saltwater disposal income for the three months ended June 30, 2010 was $24,113 compared to $25,086 for the three months ended June 30, 2009.

Expenses:  Total operating expenses for the three months ended June 30, 2010 were $685,678, compared to $773,266 for the three months ended June 30, 2009.  Lease operating expenses for the three months ended June 30, 2010 were $75,242 compared to $129,814 for the three months ended June 30, 2009.  The $54,572 decrease was due to workover costs on the Bramlett well which were incurred in the three months ended June 30, 2009.   Saltwater disposal expenses for the three months ended June 30, 2010 were $34,410 compared to $68,541 for the three months ended June 30, 2009 reflecting a decrease of $34,131 which was due to major repairs and maintenance work on the Whitfield well in the second quarter of 2009.  Pipeline operating expenses for the three months ended June 30, 2010 were $28,182 compared to $20,974 for the three months ended June 30, 2009.  The cost of gas purchased for resale  for the three months ended June 30, 2010 was $39,437 compared to $35,902 for the three months ended June 30, 2009.  Depletion and depreciation for the three months ended June 30, 2010 was $56,844 compared to $60,827 for the three months ended June 30, 2009. General and administrative expenses for the three months ended June 30, 2010 were $451,563 compared to $457,208 for the three months ended June 30, 2009.

Other Income (Expenses):  Total other expenses for the three months ended June 30, 2010 were $148,242, compared to $117,244 of other expenses for the three months ended June 30, 2009.  Interest expense for the three months ended June 30, 2010 was $143,351 compared to $112,589 for the three months ended June 30, 2009.  The $30,998 increase in total other expenses was due to the increase in the balance of the line of credit which resulted in an increase in interest expense. Interest income for the three months ended June 30, 2010 was $195 compared to $412 for the three months ended June 30, 2009.  Other income for the three months ended June 30, 2010 was $40 compared to $59 for the three months ended June 30, 2009.  Liquidated damages expense was $5,126 for both the three months ended June 30, 2010 and 2009.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $578,651 for the three months ended June 30, 2010 as compared to a net loss of $652,591 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

Summarized Results of Operations

	2010	2009	Increase (Decrease)
Total revenues	$543,515	$520,314	$23,201
Total operating expenses	1,510,877	1,741,523	(230,646)
Loss from operations	(967,362)	(1,221,209)	(253,847)
Total other expenses	(294,167)	(223,180)	70,987
Loss before income tax expense	(1,261,529)	(1,444,389)	(182,860)
Income tax expense	-	(370)	(370)
Net loss	$(1,261,529)	$(1,444,759)	$(183,230)

Revenues:  Total revenues for the six months ended June 30, 2010 totaled $543,515, compared to $520,314 for the six months ended June 30, 2009.  Oil and gas revenue for the six months ended June 30, 2010 was $305,319 compared to $246,256 for the six months ended June 30, 2009.  The increase of $59,063 reflected the impact of increases in sales prices for natural gas of about 29% and oil of about 60%.  Condensate and skim oil revenue for the six months ended June 30, 2010 was $55,869 compared to $40,823 for the six months ended June 30, 2009.  The $15,046 increase was due to the completion of the workover on the Whitfield well in late 2009.  Therefore, the well was able to generate more revenues during 2010.  Transportation and gathering revenue for the six months ended June 30, 2010 was $131,620 compared to $136,660 for the six months ended June 30, 2009. Saltwater disposal income for the six months ended June 30, 2010 was $50,707 compared to $96,575 for the six months ended June 30, 2009.  The decrease of $45,868 was due to a decrease in drilling activity in the area requiring water disposal.

Expenses:  Total operating expenses for the six months ended June 30, 2010 were $1,510,877, compared to $1,741,523 in the six months ended June 30, 2009.  This change is composed primarily of decreases in general and administrative expenses and in lease operating expenses.

•
Lease Operating Expense:  The $55,051 decrease in lease operating expense to $151,503 for the six months ended June 30, 2010 from $206,554 for the six months ended June 30, 2009 is primarily due to workover costs on the Bramlett and Ralph #1 wells incurred in the first half of 2009.

•
General and Administrative Expense:  The $166,753 decrease in general and administrative expense to $973,536 for the six months ended June 30, 2010 from $1,140,289 for the six months ended June 30, 2009 is primarily due to a decrease in legal and accounting fees of $150,488.  The decrease was due to continued efficiencies in the accounting work performed during the first quarter of 2010 related to the preparation of the 2009 10-K.  An additional $12,000 decrease in regulatory filing fees was due to lower audit fees for the 2009 10-K as compared to fees in the first quarter of 2009 for the audit of the 2008 10-K.

•
Saltwater disposal expenses for the six months ended June 30, 2010 were $134,141 compared to $140,273 for the six months ended June 30, 2009.  Pipeline operating expenses for the six months ended June 30, 2010 were $47,341 compared to $46,288 for the six months ended June 30, 2009.  The cost of gas purchased for resale for the six months ended June 30, 2010 was $86,495 compared to $86,227 for the six months ended June 30, 2009.  Depletion and depreciation for the six months ended June 30, 2010 was $117,861 compared to $121,892 for the six months ended June 30, 2009.

Other Income (Expenses):  Total other expenses for the six months ended June 30, 2010 was $294,167, compared to $223,180 of other expenses for the six months ended June 30, 2009.  Interest expense for the six months ended June 30, 2010 was $278,618 compared to $215,420 for the six months ended June 30, 2009.  The $70,987 increase in total other expenses was due to the increase in the balance of the line of credit resulting in higher interest expense.  Interest income for the six months ended June 30, 2010 was $386 compared to $1,827 for the six months ended June 30, 2009.  Other (expense) for the six months ended June 30, 2010 was $5,683 compared to other income of $665 for the six months ended June 30, 2009.  The expense in 2010 included the abandonment of $5,726 of obsolete equipment.  Liquidated damages expense was $10,252 for both the six months ended June 30, 2010 and the six months ended June 30, 2009.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $1,261,529 in the six months ended June 30, 2010 as compared to an operating loss of $1,444,759 in the six months ended June 30, 2009.

Liquidity and Capital Resources

We ended the second quarter of 2010 with $692,784 in cash and cash equivalents, compared to $127,176 at December 31, 2009.  The increase in cash and cash equivalents is related to proceeds received from notes payable during the first two quarters of 2010 as well as funds received in advance from some of our drilling partners.  Additionally, we received cash proceeds as a prospect fee relating to promotion agreements and sale of working interest entered into during the second quarter of 2010.  The increase was offset by purchases of lease and well equipment and oil and gas properties and using cash to cover operating expenses.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$(285,564)	$(983,900)
Investing activities	131,631	(397,957)
Financing activities	719,541	896,755
Increase (decrease) in cash and cash equivalents	$$565,608	$(485,102)

Cash used in operating activities for the six months ended June 30, 2010 totaled $285,564, compared to $983,900 used in operating activities for the six months ended June 30, 2009.  The decrease in cash used of $698,336 is primarily due to additional cash provided by changes in connection with operating assets and liabilities and a decrease in the net loss.  The net loss was $1,261,529 for the six months ended June 30, 2010, a decrease from the net loss of $1,444,759 for the six months ended June 30, 2009.  The changes in operating assets and liabilities are primarily due to changes in accounts receivable, related parties, drilling prepayments, accounts payable, related parties, and interest payable, related party.

Cash provided by investing activities for the six months ended June 30, 2010 was $131,631, compared to cash used of $397,957 for the six months ended June 30, 2009.  The change is due primarily to decreased drilling activities for the six months ended June 30, 2010.   We spent $374,000 on leasehold costs, lease and well equipment, and intangible drilling and completion costs in the first six months of 2009 compared to $48,327 in the first six months of 2010.  In addition, we received $265,565 of proceeds on the sale of working interests in our new well in the second quarter of 2010.

Cash provided by financing activities for the six months ended June 30, 2010 totaled $719,541, compared to $896,755 of cash provided by financing activities for the six months ended June 30, 2009.  During the first six months of 2010, we received proceeds of $723,000 on a related party note payable compared to proceeds of $900,000 for the first six months of 2009.

Sources of Liquidity

Our main source of liquidity continues to be from funds generated by production, promotion fees and financing from a related party in the form of notes payable.  During the second quarter of 2010, we received promotion fees which pay for a portion or all of the companies cost in a proposed drilling well as well as prospect fees associated with the transactions. Any short fall in revenue to cover costs has been covered by utilizing financing from a related party in the form of notes payable.  We believe that the proceeds from production will be sufficient to finance our operations for the remainder of 2010.  In addition, we have previously received financing from a related party to continue operations and we believe that additional funds from such related party might be available if necessary, although we have no contracts or commitments for any additional funding from such related party and no assurances can be given that any financing would be available. In addition, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We have aggressively contacted many potential investors both within the industry as well as institutional investors to secure additional financing.  Additional financing would be used for drilling opportunities and additional lease funding in the near future, along with working capital purposes.  We do not have any commitments or agreements financing, and we cannot assure you that additional funding will be available on terms acceptable to us, if at all.

 We also entered into a credit agreement with various lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of June 30, 2010, these conditions had not been met.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that that, as a result of the following material weaknesses in internal control over financial reporting, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure:

i.
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

ii.
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

Item 4. (Removed and Reserved)

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

PEGASI ENERGY RESOURCES CORPORATION
Date: August 13, 2010	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)