Form 10-Q
period 2010-09-30
Pegasi Energy Resources Corporation.
filed 2010-11-12
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

There were 33,610,801 shares of the registrant's common stock outstanding as of November 8, 2010.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$536,641	$127,176
Accounts receivable, trade	81,956	98,578
Accounts receivable, related parties	11,274	13,002
Joint-interest billings receivable, related parties, net	45,854	17,983
Joint-interest billings receivable, net	72,782	-
Restricted cash – leasing program	409,869	-
Other current assets	23,562	51,288
Total current assets	1,181,938	308,027

Property and equipment:
Equipment	682,575	601,759
Pipelines	701,065	700,765
Buildings	19,916	19,916
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	138,325	137,071
Website	15,000	15,000
Total property and equipment	1,614,566	1,532,196
Less accumulated depreciation	(626,127)	(515,101)
Property and equipment, net	988,439	1,017,095

Oil and gas properties:
Oil and gas properties, proved	11,836,036	11,928,985
Oil and gas properties, unproved	8,952,678	9,150,426
Capitalized asset retirement obligations	220,237	220,237
Total oil and gas properties	21,008,951	21,299,648
Less accumulated depletion	(962,787)	(900,275)
Oil and gas properties, net	20,046,164	20,399,373

Other assets:
Certificates of deposit	77,774	77,195
Total other assets	77,774	77,195

Total assets	$22,294,315	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$683,350	$251,336
Accounts payable, related parties	1,208,911	874,076
Revenues payable	80,551	104,366
Interest payable, related party	236,625	840,052
Liquidated damages payable	166,488	142,083
Other payables	18,632	35,795
Lease program deposits	409,869	-
Drilling prepayments	364	-
Drilling prepayments, related parties	8,184	-
Current portion of notes payable	2,814	6,570
Current portion of notes payable, related party	8,160,646	6,352,303
Total current liabilities	10,976,434	8,606,581

Notes payable	3,332	4,803
Asset retirement obligations	313,829	300,311

Total liabilities	11,293,595	8,911,695

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value; 75,000,000 shares authorized;
33,610,801 shares issued and outstanding at September 30, 2010 and December 31, 2009	33,611	33,611
Additional paid-in capital	19,673,102	19,673,102
Accumulated deficit	(8,705,993)	(6,816,718)
Total stockholders' equity	11,000,720	12,889,995

Total liabilities and stockholders' equity	$22,294,315	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Oil and gas	$128,920	$141,392	$434,237	$387,648
Condensate and skim oil	17,405	25,469	73,274	66,292
Transportation and gathering	50,898	50,443	182,519	187,103
Saltwater disposal income	11,675	26,368	62,382	122,943
Total revenues	208,898	243,672	752,412	763,986

Operating expenses:
Lease operating expenses	71,789	76,030	223,291	282,583
Saltwater disposal expenses	33,866	38,677	168,007	178,950
Pipeline operating expenses	16,946	16,344	64,286	62,632
Cost of gas purchased for resale	30,981	28,022	117,476	114,249
Depletion and depreciation	55,702	59,039	173,564	180,931
General and administrative	454,998	447,131	1,428,534	1,587,420
Total operating expenses	664,282	665,243	2,175,158	2,406,765
Loss from operations	(455,384)	(421,571)	(1,422,746)	(1,642,779)

Other income (expenses):
Interest income	193	396	579	2,223
Interest expense	(158,401)	(118,521)	(437,019)	(333,941)
Liquidated damages	(14,153)	(5,126)	(24,405)	(15,378)
Other income (expense)	-	43	(5,684)	708
Total other expenses	(172,361)	(123,208)	(466,529)	(346,388)

Loss before income tax expense	(627,745)	(544,779)	(1,889,275)	(1,989,167)

Income tax expense	-	-	-	(370)

Net loss	$(627,745)	$(544,779)	$(1,889,275)	$(1,989,537)

Basis and diluted loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding	33,610,801	33,610,801	33,610,801	33,610,801

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net loss	$(1,889,275)	$(1,989,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	173,564	180,931
Accretion of discount on asset retirement obligations	13,518	12,753
Loss on abandonment of equipment	5,727	-
Changes in operating assets and liabilities:
Accounts receivable, trade	16,622	140,997
Accounts receivable, related parties	1,728	33,152
Joint-interest billing receivable, net	(72,782)	-
Joint-interest billings receivable, related parties, net	(27,871)	50,424
Other current assets	27,726	(104,671)
Accounts payable	432,014	(87,527)
Accounts payable, related parties	334,835	166,251
Revenues payable	(23,815)	(78,336)
Interest payable, related party	431,916	332,718
Liquidated damages payable	24,405	15,378
Other payables	(17,163)	(10,969)
Drilling prepayments	364	-
Drilling prepayments, related parties	8,184	-
Net cash used in operating activities	(560,303)	(1,338,436)

Investing Activities
Additions to certificate of deposit	(579)	-
Proceeds from sale of working interest	305,667	-
Purchases of property and equipment	(88,123)	(25,590)
Purchases of oil and gas properties	(14,970)	(393,561)
Net cash provided by (used in) investing activities	201,995	(419,151)

Financing Activities
Payments on notes payable	(5,227)	(4,904)
Proceeds from borrowing on notes payable, related party	773,000	1,075,000
Net cash provided by financing activities	767,773	1,070,096

Net increase (decrease) in cash and cash equivalents	409,465	(687,491)
Cash and cash equivalents at beginning of period	127,176	792,255

Cash and cash equivalents at end of period	$536,641	$104,764

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$410	$1,223

Non-cash financing activity relating to addition of accrued and unpaid interest into notes payable, related party	$1,035,343	$-

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

c)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

3.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:	September 30, 2010	December 31, 2009
Original note payable dated May 21, 2007 to Teton (the “Teton Note”). Additional funds added by amendments three, four, five to the note result in an outstanding balance of $5,952,303, including interest at 8%, with all interest and principal due on the maturity date of May 21, 2010. Substantially all of the Company’s assets are pledged as collateral on the note. Upon maturity this note was replaced with the “Teton Renewal Note” below.	$-	$5,952,303
Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 1, 2010, including interest at 8%, with all principal due on the maturity date of June 1, 2011. Interest payments are due January 1, 2011; April 1, 2011; and at maturity. Renewed original note above which matured May 21, 2010. Secured by a stock pledge and security agreement.	6,987,646	-
Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note result in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of January 2, 2011.	1,173,000	400,000
Total notes payable, related party	8,160,646	6,352,303
Less current portion	(8,160,646)	(6,352,303)
Total long-term notes payable, related party	$-	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

On June 1, 2010, a Promissory (Teton Renewal Note) note was executed to renew and extend the original note payable (Teton Note) which matured May 21, 2010.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  In October 2010 an amendment to the Teton Renewal Note, effective October 1, 2010, was executed to eliminate the October 1, 2010 interest payment.  The final maturity date of the Teton Renewal Note was unchanged and remains June 1, 2011.

The Teton Promissory was amended effective January 1, 2010 to eliminate the requirement of interest payments to be made on January 1, 2010; April 1, 2010; and October 1, 2010.  In May 2010, a second amendment was executed which increased the available balance to $1,500,000 effective March 2, 2010.  Effective July 1, 2010, a third amendment to the Teton Promissory was executed to eliminate the interest payment required on July 1, 2010 and to extend the maturity date of the note to January 2, 2011 at which time all outstanding principal and accrued  and unpaid interest will be due.

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

In May 2009, the third and fourth amendments to the Teton Note were executed.  The third amendment deferred the May 21, 2009 interest payment to September 21, 2009 and the fourth amendment added $350,000 of additional funds to the outstanding balance of the Teton Note.  In September 2009, the fifth amendment was executed, which added $175,000 of additional funds to the outstanding balance of the Teton Note and deferred the interest payment due date from September 21, 2009 to October 21, 2009.  In February 2010, the seventh amendment to the Teton Note, dated May 21, 2007, was executed.  This amendment amended the sixth amendment, executed in October 2009, to defer the October 21, 2009 interest payment to February 21, 2010.  The seventh amendment eliminated the February 21, 2010 interest payment.  The final maturity date of the Teton Note was unchanged and remained May 21, 2010.  Upon maturity, the outstanding principal and accrued and unpaid interest on this note was renewed and extended to a maturity date of June 1, 2011.  See the Teton Renewal Note above.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

4.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. (“TR Rodessa”) operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal, Inc. (“59 Disposal”) operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Business segment revenue:
Oil and gas	$128,920	$141,392	$434,237	$387,648
Condensate and skim oil	17,405	25,469	73,274	66,292
Transportation and gathering	50,898	50,443	182,519	187,103
Saltwater disposal income	11,675	26,368	62,382	122,943
Total revenues	$208,898	$243,672	$752,412	$763,986

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Business segment profit (loss):
Oil and gas	$(25,058)	$(6,677)	$(29,674)	$(278,562)
Condensate and skim oil	17,405	25,469	73,274	66,292
Transportation and gathering	(7,836)	(3,725)	(50,512)	(28,044)
Saltwater disposal	(49,048)	(35,595)	(185,182)	(131,248)
General corporate	(390,847)	(401,043)	(1,230,652)	(1,262,217)
Loss from operations	$(455,384)	$(421,571)	$(1,422,746)	$(1,642,779)

Depreciation and depletion:
Oil and gas	$20,626	$25,307	$68,334	$80,294
Transportation and gathering	7,491	7,599	22,475	22,797
Saltwater disposal	19,821	16,996	59,464	50,465
General corporate	7,764	9,137	23,291	27,375
Total depletion and depreciation	$55,702	$59,039	$173,564	$180,931

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Capital expenditures:
Oil and gas	$14,970	$393,561
Transportation and gathering	300	-
Saltwater disposal	84,920	23,197
General corporate	2,903	2,393
Total capital expenditures	$103,093	$419,151

	September 30,	December 31,
	2010	2009
Business segment assets:
Oil and gas	$20,568,808	$20,508,595
Transportation and gathering	617,434	664,306
Saltwater disposal	330,738	294,086
General corporate	777,334	334,703
Total assets	$22,294,315	$21,801,690

5. COMMITMENTS AND CONTINGENCIES

Management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At September 30, 2010, management reevaluated the status of the registration statement and determined an accrual of $166,488 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $166,488 and $142,083 in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively.

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

7.  RESTRICTED CASH – LEASING PROGRAM

During the first quarter of 2010, the Company executed agreements with two independent oil and gas companies regarding leasing specific areas on the Cornerstone Project.  The agreements include both extensions and renewals of existing leaseholds that the Company currently holds and acquisitions of new leaseholds in order to expand the Company’s acreage position.  Funds received from these companies are restricted to the leasing programs and are considered released when they are spent in accordance with the agreements.  Total funds of $2,738,000 were received on these programs and $2,328,131 was spent on leasing activities leaving a balance of $409,869 in restricted cash and lease program deposits at September 30, 2010.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

8.  SUBSEQUENT EVENTS

In October 2010, upon the written consent of the directors and the holders of the majority of the shares issued and outstanding, the Company amended Section 4.01 of its Articles of Incorporation to authorize two classes of stock, common and preferred.  Both classes of stock will have a par value at $0.001.  The Company will have the authority to issue 125,000,000 shares of common stock and 5,000,000 shares of blank-check preferred stock.  Previously, the Company had the authority to issue one class of common stock with 75,000,000 shares at a par value of $0.001.

Also in October 2010, the Company adopted the 2010 Stock Option Plan (the “2010 Plan”) for directors, executives and selected employees and consultants to reward them for making major contributions to the success of the Company by issuing long-term incentive awards under the 2010 Plan and thereby provide them with an interest in the growth and performance of the Company.  The 2010 Plan reserves 5,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.

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

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

·
Develop the Cornerstone Project in East Texas through an aggressive lease renewal and lease acquisition program along with a drilling program.  We will focus our near-term efforts on our leasing program and development drilling on existing acreage.  We expect this drilling program to increase our proved reserve and cash flow profile. In early August, we drilled the Norbord #1 well to 7,000 feet and pipe was set to the bottom.  Based on initial evaluations, we are encouraged.  The well will require additional evaluation which should be completed by the end of November 2010.  Engineering work continues to connect the well to the TR Rodessa pipeline and follow up with drilling.  If the well is successful, we will set up additional development locations.  If warranted, additional drilling on these locations could be started in December 2010.  We have a gross working interest of 25% in the well as we have been carried for the cost of the well.

We are presently building out the location to drill the Swamp Fox #1 test well which is a planned 7,000 foot Travis Peak oil test well.  Depending on rig availability, the well is expected to spud prior to December 1, 2010.

·
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  We plan to maximize the present value of our vertical wells by utilizing a shotgun dual or sawtooth production technique. We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties as well as horizontal drilling.  These horizontal wells will primarily target the Bossier formation and we anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  We plan to begin our horizontal drilling programs in the first quarter of 2011.

·
Continue to lease underdeveloped acreage in the Cornerstone Project area.  We are continuing our leasing program to support our present and future drilling plans with funding up to $8.7 million budgeted with our two partners. The partners pay 100% of the cost for a 50% interest. The program includes renewing existing leasehold and acquiring new leaseholds.  We are using our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling inventory.

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

In order to implement our strategy, we will first need to raise additional capital to develop our properties.  We are seeking to raise additional capital.  We currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.  We anticipate the cost of a horizontal oil well will be approximately $5 million and a vertical shallow gas well to be approximately $1 million.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of September 30, 2010, we operated nine wells.

As of October 15, 2010, our leasehold position is approximately 25,210 gross acres and 15,849 net acres with the company having net acres of 9,280 which represents 40% to 80% working interest in the acreage.  We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased. We began discussions with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone Project.  Agreements were finalized in the middle of February and late March 2010 and could result in up to $4,000,000 and $4,700,000, respectively, in lease acquisitions. We anticipate spending all of the funds but the complexity of the title in the area being leasing is very meticulous and slow. However, we are very pleased as to the progress of the leasing program.  Both agreements are being funded and a leasing program is underway.  This includes both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.   The participating companies are paying 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  We plan on drilling several vertical wells of which the first well, the Norbord #1, has been drilled and the casing set.  Depending on the success of this well, additional development wells would be drilled.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

Summarized Results of Operations

	2010	2009	Increase (Decrease)
Total revenues	$208,898	$243,672	$(34,774)
Total operating expenses	664,282	665,243	(961)
Loss from operations	(455,384)	(421,571)	33,813
Total other income (expenses)	(172,361)	(123,208)	49,153
Loss before income tax expense	(627,745)	(544,779)	82,966
Income tax expense	-	-	-
Net loss	$(627,745)	$(544,779)	$82,966

Revenues:  Total revenues for the three months ended September 30, 2010 totaled $208,898, compared to $243,672 for the three months ended September 30, 2009.  Oil and gas revenue for the three months ended September 30, 2010 was $128,920 compared to $141,392 for the three months ended September 30, 2009.  The decrease of $12,472 was mainly due to decreased production on the Childers 2 and Huntington 1 wells in 2010. Saltwater disposal income for the three months ended September 30, 2010 was $11,675 compared to $26,368 for the three months ended September 30, 2009.  The decrease of $14,693 was due to a decrease in drilling activity in the area requiring water disposal.

Expenses:  Total operating expenses for the three months ended September 30, 2010 were $664,282, compared to $665,243 for the three months ended September 30, 2009.  General and administrative costs increased $7,867 to $454,998 for the three months ended September 30, 2010 from $447,131 for the three months ended September 30, 2009, primarily due to the hiring in 2010 of an investor relations consultant.  This increase was offset by decreases in lease operating expenses and saltwater disposal expenses.  Lease operating expenses decreased $4,241 to $71,789 for the three months ended September 30, 2010 from $76,030 for the three months ended September 30, 2009 due to a decrease in the production from the wells.  Saltwater disposal expenses for the three months ended September 30, 2010 was $33,866 compared to $38,677 for the three months ended September 30, 2009 resulting in a decrease of $4,811 due to a reduction in the drilling activity requiring water disposal.

Other Income (Expenses):  Total other expenses for the three months ended September 30, 2010 were $172,361, compared to $123,208 of other expenses for the three months ended September 30, 2009.  Interest expense for the three months ended September 30, 2010 was $158,401 compared to $118,521 for the three months ended September 30, 2009.  The $39,880 increase was due to the addition of the accrued and unpaid interest on the Teton Note being added to the principal balance of the Teton Renewal Note on June 1, 2010.  This increase in the balance of the Teton Renewal Note resulted in an increase in interest expense.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $627,745 for the three months ended September 30, 2010 as compared to a net loss of $544,779 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

Summarized Results of Operations

	2010	2009	Increase (Decrease)
Total revenues	$752,412	$763,986	$(11,574)
Total operating expenses	2,175,158	2,406,765	(231,607)
Loss from operations	(1,422,746)	(1,642,779)	(220,033)
Total other expenses	(466,529)	(346,388)	120,141
Loss before income tax expense	(1,889,275)	(1,989,167)	(99,892)
Income tax expense	-	(370)	(370)
Net loss	$(1,889,275)	$(1,989,537)	$(100,262)

Revenues:  Total revenues for the nine months ended September 30, 2010 totaled $752,412, compared to $763,986 for the nine months ended September 30, 2009.  Oil and gas revenue for the nine months ended September 30, 2010 was $434,287 compared to $387,648 for the nine months ended September 30, 2009.  The increase of $46,589 reflected the impact of increases in sales prices for natural gas of about 34% and oil of about 41%. The price increases were offset by decreases in production of natural gas of approximately 4.8% and oil of approximately 27.6%.  Saltwater disposal income for the nine months ended September 30, 2010 was $62,382 compared to $122,943 for the nine months ended September 30, 2009.  The decrease of $60,561 was due to a decrease in drilling activity in the area requiring water disposal.

Expenses:  Total operating expenses for the nine months ended September 30, 2010 were $2,175,158, compared to $2,406,765 in the nine months ended September 30, 2009.  This change is composed primarily of decreases in general and administrative expenses and in lease operating expenses.

•
Lease Operating Expense:  The $59,292 decrease in lease operating expense to $223,291 for the nine months ended September 30, 2010 from $282,583 for the nine months ended September 30, 2009 is primarily due to workover costs on the Bramlett and Ralph #1 wells incurred in the first half of 2009.

•
General and Administrative Expense:  The $158,886 decrease in general and administrative expense to $1,428,534 for the nine months ended September 30, 2010 from $1,587,420 for the nine months ended September 30, 2009 is primarily due to a decrease in legal and accounting fees of $145,358 and a decrease in regulatory filing expense of $40,027 offset by an increase in investor relations expense of $24,500.  The decrease was due to continued efficiencies in the accounting work performed during the first quarter of 2010 related to the preparation of the 2009 10-K as compared to fees for accounting work in the first quarter of 2009 related to the preparation of the 2008 10-K.

Other Income (Expenses):  Total other expenses for the nine months ended September 30, 2010 was $466,529, compared to $346,388 of other expenses for the nine months ended September 30, 2009.  Interest expense for the nine months ended September 30, 2010 was $437,019 compared to $333,941 for the nine months ended September 30, 2009.  The $103,078 increase was due to the increase in the balance of the line of credit as well as the addition of the accrued and unpaid interest on the Teton Note being added to the principal balance of the Teton Renewal Note on June 1, 2010 both of which resulted in higher interest expense.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $1,889,275 in the nine months ended September 30, 2010 as compared to a net loss of $1,989,537 in the nine months ended September 30, 2009.

Liquidity and Capital Resources

We ended the third quarter of 2010 with $536,641 in cash and cash equivalents, compared to $127,176 at December 31, 2009.  The increase in cash and cash equivalents is related to proceeds received from notes payable during the first three quarters of 2010 as well as funds received in advance from some of our drilling partners.  Additionally, we received cash proceeds as a prospect fee relating to promotion agreements and sale of working interest entered into during the second quarter of 2010.  The increase was offset by purchases of lease and well equipment and oil and gas properties and using cash to cover operating expenses.  In addition, our trade accounts payable have increased by $432,014 due to the drilling activity on the Norbord #1 well during the third quarter of 2010.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$(560,303)	$(1,338,436)
Investing activities	201,995	(419,151)
Financing activities	767,773	1,070,096
Increase (decrease) in cash and cash equivalents	$409,465	$(687,491)

Cash used in operating activities for the nine months ended September 30, 2010 totaled $560,303, compared to $1,338,436 used in operating activities for the nine months ended September 30, 2009.  The decrease in cash used of $778,133 is primarily due to additional cash provided by changes in connection with operating assets and liabilities of $678,746 and a decrease in the net loss of $100,262. The net loss was $1,889,275 for the nine months ended September 30, 2010, a decrease from the net loss of $1,989,537 for the nine months ended September 30, 2009.  The changes in operating assets and liabilities are primarily due to changes in accounts receivable, related parties; account payable; accounts payable, related parties; and interest payable, related party.

Cash provided by investing activities for the nine months ended September 30, 2010 was $201,995, compared to cash used of $419,151 for the nine months ended September 30, 2009.  The change is due primarily to decreased drilling activities for the nine months ended September 30, 2010.   We spent $393,561 on leasehold costs, lease and well equipment, and intangible drilling and completion costs in the first nine months of 2009 compared to $14,970 in the first nine months of 2010.  During 2010, the participants in our drilling program paid for the intangible drilling and completion costs on the Norbord #1 well.  In addition, we received $305,667 of proceeds on the sale of working interests in our new well in the first three quarters of 2010.

Cash provided by financing activities for the nine months ended September 30, 2010 totaled $767,773, compared to $1,070,096 of cash provided by financing activities for the nine months ended September 30, 2009.  During the first nine months of 2010, we received proceeds of $773,000 on a related party note payable compared to proceeds of $1,075,000 for the first nine months of 2009.

Sources of Liquidity

Our main source of liquidity continues to be from funds generated by production promotion fees and financing from a related party in the form of notes payable.  During the third quarter of 2010, we received promotion fees which pay for a portion or all of our cost in a proposed drilling well as well as prospect fees associated with the transactions. Any shortfall in revenue to cover costs has been covered by utilizing financing from a related party in the form of notes payable.  We believe that the proceeds from production and financing available from related parties will be sufficient to finance our operations for the remainder of 2010.  However, we have no additional commitments from related parties beyond those already in place.  In addition, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

 We also entered into a credit agreement with various lenders led by Amegy Bank, N.A. in November 2007.  Pursuant to the terms of the credit agreement, the aggregate commitment is $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base will be $5 million and the initial monthly borrowing base reduction will be determined on the initial funding date.  As of September 30, 2010, these conditions had not been met.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

10.01	Form of Renewal Promissory Note, issued to Teton, Ltd. on May 21, 2007

10.02	Form of Amendment to Renewal Promissory Note, effective as of May 21, 2008, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.03
Form of Second Amendment to Renewal Promissory Note and Loan Modification Agreement, effective as of March 3, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.04
Form of Third Amendment to Renewal Promissory Note, effective as of May 21, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.05
Form of Fourth Amendment to Renewal Promissory Note, effective as of May 20, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.06
Form of Fifth Amendment to Renewal Promissory Note, effective as of September 21, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.07
Form of Sixth Amendment to Renewal Promissory Note, effective as of October 21, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.08
Form of Seventh Amendment to Renewal Promissory Note, effective as of February 15, 2010, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.09	Form of Promissory Note, issued to Teton, Ltd. on June 1, 2010

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION
Date: November 12, 2010	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)