Form 10-K
period 2010-12-31
Pegasi Energy Resources Corporation.
filed 2011-03-31
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $4,326,250. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2011, there were 33,660,801 shares of registrant’s common stock outstanding.

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

Principal Operations

We began our leasing and farm-in activities in the Rodessa field area of the East Texas oil and gas basin in 2000. Our initial leasehold purchase was comprised of approximately 1,500 gross acres, which has grown to approximately 25,300 gross acres (approximately 16,700 net acres) as of December 2010. We serve as operator of the Cornerstone Project with a working interest partner, TR Energy Inc. (“TR Energy”), a related party, to develop our acreage position in the Cornerstone Project. We hold an 80%  working interest in the majority of our leases with TR Energy holding 20% working interest in those leases.  We have a few leases in which we hold smaller interests ranging from 25% - 50% with TR Energy and other minority investors holding the remaining working interests.  Since initiating operations in 2000, we have drilled 10 productive wells.

We have been aggressively acquiring oil and gas leases to add to our existing lease inventory. Based on detailed log analysis of thousands of wells from our database and information derived from our drilling experience in the area, over a hundred drilling locations have been identified on our present leased acreage. We are currently focusing on an initial well drilling program.

If we are able to obtain funding, our initial 12-month drilling program will be to drill horizontal oil wells in the depth range of 9,500 feet to 10,500 feet.  We obtained partial funding last year enabling us to drill the Norbord #1 and the Swamp Fox #1 in addition to funding for lease acquisitions. With further funding, we plan on developing gas reserves in the Cotton Valley, Travis Peak, and Pettit geologic formations at depths ranging from 6,500-10,500 feet.

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

59 Disposal owns an 80% undivided interest in and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.  We are currently in negotiations to sell 59 Disposal.  We have a letter of intent from a potential buyer for the purchase price of $1.3 million.  The letter of intent is valid for thirty days after its signing on March 1, 2011.  We expect to complete this sale by the end of April 2011.

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

•
Develop the Cornerstone Project in East Texas through a lease renewal and lease acquisition program along with a drilling program. We will focus our near-term efforts on our leasing program and development drilling on existing acreage. We expect this drilling program to increase our proved reserve and cash flow profile.  In late 2010, we completed drilling the Norbord #1 well to 7,005 feet in the Travis Peak formation.  The deliverability rate is estimated at 3,381 MCF (a thousand cubic feet) per day and 55.2 BBLSPD (barrels per day).  Based on the success of this well, we will begin a developmental drilling program in midyear 2011. We have a gross working interest of 25% in the well as we have been carried for the cost of the well.

The Swamp Fox #1 test well was drilled to a total depth of 7,000 foot in December 2010.  The well is presently waiting on fracture stimulation after testing oil in the Pettit formation.

•
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production. We plan to maximize the present value of our vertical wells by utilizing a shotgun-dual or sawtooth production technique.  We will also implement the latest drilling, fracturing and completion techniques including shotgun duals to develop our properties as well as horizontal drilling. These horizontal wells will primarily target the Bossier formation and we anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  We plan to begin our horizontal drilling programs in the second half of 2011.

•
Continue to lease underdeveloped acreage in the Cornerstone Project area. We are continuing our leasing program to support our present and future drilling plans with existing funding. The program includes renewing existing leasehold and acquiring new leaseholds.  We are using our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the Cornerstone Project area. Most properties in the Cornerstone Project area are held by smaller independent companies that lack the resources to exploit them to the fullest extent. We intend to pursue these opportunities to selectively expand our portfolio of properties. These acreage additions will complement our existing substantial acreage position in the area and provide us with significant additional drilling inventory.

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

Well Economics

In order to develop the P1 reserves, we plan to initially drill vertical wells to approximately 10,500 feet targeting the lower Cotton Valley formation (primarily gas) and continue developing the Travis Peak formation based on the success of the Norbord well. The estimated future development cost expected to be incurred relative to the proved reserves in this formation totals approximately $1.52 million. The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 932, Extractive Activities—Oil and Gas.  The estimated ultimate recovery includes all proved reserves except those that are currently producing. Proved developed and undeveloped oil and gas in this formation include 1.3 billion cubic feet (“bcf”) and .03 million barrels of oil (“MMBO”) of proved behind-pipe reserves, 0.05 bcf and 0.04 MMBO of proved developed non-producing reserves and 0.2 bcf and 0.005 MMBO proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery. We use this ratio, with the commodity price factored in, to determine the viability of drilling a well. The limitation of this measure is that it is based on estimates that are inherently imprecise. The manner in which we have calculated the finding and development costs may differ from how other companies calculate a like measure. We estimate the well economics of drilling a lower Cotton Valley well on our acreage as seen below.

Cotton Valley Vertical Well Economics
Estimated Future Development Costs ~$1.52 mil	Estimated Ultimate Recovery: ~1.8 bcfe
Finding and Development Costs: ~$0.83 / mcfe	% Gas: ~77%

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

The estimated future development costs expected to be incurred relative to the proved reserves in the upper Cotton Valley, Travis Peak, Pettit, and co-mingled formations total approximately $10.3 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by FASB ASC Topic No. 932.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in these formations include 5.6 bcf and 0.12 MMBO of proved undeveloped reserves, 6.9 bcf and 0.26 MMBO of proved behind-pipe reserves, 0.4 bcf and 0.004 MMBO of proved developed non-producing reserves and 0.22 bcf and 0.006 MMBO of proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The production technique is expected to result in improved well economics as indicated below.

Shotgun-dual or Sawtooth Vertical Well Economics
Estimated Future Development Costs ~$10.3 mil	Estimated Ultimate Recovery: ~15.2 bcfe
Finding and Development Costs: ~$0.68 / mcfe	% Gas: ~85%

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two years ended December 31.

	2010	2009
Production
Average sales price per mcf	$3.91	$3.25
Average sales price per bbl	$76.11	$56.62
Average production cost per mcfe	$3.56	$3.95
Net oil production (barrels)	4,346	5,719
Net gas production (mcf)	61,678	64,003
Productive wells – oil
Gross	2	2
Net	2	2
Productive wells – gas
Gross	4	3
Net	3	2
Developed acreage
Gross acreage	2,767	2,767
Net acreage	2,760	2,760
Undeveloped acreage
Gross	22,543	18,268
Net	13,908	11,580
Drilling activity
Net productive exploratory wells drilled	1	-
Net dry exploratory wells drilled	-	-

 We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2010

	Reserves
	Oil	Natural Gas
Reserves category	(bbls)	(mcf)
PROVED
Developed
United States	52,866	800,374
Undeveloped
United States	415,522	13,902,815
TOTAL PROVED	468,388	14,703,189

Proved Undeveloped Reserves

Our total proved undeveloped (“PUD”) reserves as of December 31, 2010 were 16.4 Bcfe, or 94% of our total proved reserves.  Our PUD reserves as of December 31, 2009 were 31.3 Bcfe, or 97% of our total proved reserves.  The decrease in our year end 2010 PUD reserves is attributable to the removal of various proved undeveloped reserves associated with drilling locations no longer anticipated to be developed within the next five years.

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

Employees

As of March 14, 2011, we had seven full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be excellent. We seek to use contract workers and anticipate maintaining a small full-time employee base.  We have a staff services agreement with Odyssey One Source, Inc. on a month-to-month basis whereby we jointly employ personnel and share employment responsibilities for the staff.

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

We incurred net losses of $2,852,862 and $2,811,950 for the years ended December 31, 2010 and 2009, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Texas alone will not alone be sufficient to fund our operations or planned growth. We anticipate that we will require up to approximately $1.55 million for our anticipated operations for the next twelve months, depending on revenues. We believe that our currently available funds can sustain our current level of operations for approximately one month.  We will require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs.  We may be unable to obtain additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

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

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections.  We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.  For example, our total PUD reserves as of December 31, 2010 were 16.4 Bcfe compared to 31.3 Bcfe as of December 31, 2009. This 48% decrease in PUD reserves is a result of various PUD reserves we no longer anticipate developing within the next five years.

In addition, economic factors beyond our control, such as interest rates, will also impact the value of our reserves.  The process of estimating oil and natural gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property.  As a result, our reserve estimates will be inherently imprecise.  Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate.  If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $61.95 in 2009 and $79.48 in 2010, and the average wellhead price per thousand cubic feet of natural gas was $3.71 in 2009 and $4.16 in 2010 (source: U.S. Energy Information Administration).We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

It is anticipated that there will be a limited trading market for our common stock on the Over-the-Counter Bulletin Board (“OTCBB”).  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

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

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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
• fluctuations in interest rates and the availability of capital in the capital markets; and
• significant sales of our common stock, including sales by future investors in future offerings we expect to make to raise additional capital.

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

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 70.48% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2011 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 218 N. Broadway, Suite 204 Tyler, Texas 75702. Our telephone number is (903) 595-4139.

The principal executive office occupies 2,200 square feet with a monthly rate of $2,200.  The term of the original lease was for a five-year period which expired August 31, 2010 and had an option to renew for two one-year periods on the same terms with inflation adjustments.  If the renewal option was not exercised the lease automatically renews for additional periods of one month with the same terms.  On the expiration date of August 31, 2010, the lease was not renewed and the principal executive office began to be leased monthly.

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

Our oil and gas assets are located in Cass and Marion counties in northeast Texas. As of December 31, 2010, we operated 10 wells.

As of March 1, 2011, our leasehold position is approximately 25,310 gross acres and 16,668 net acres with net working acres of 9,280, which represents 25% to 80% working interest in the acreage.  We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.

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

ITEM 4.  REMOVED AND RESERVED.

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

Year Ended December 31, 2009
	High	Low
First Quarter	$1.01	$0.50
Second Quarter	$0.65	$0.35
Third Quarter	$0.65	$0.25
Fourth Quarter	$0.40	$0.10

Year Ended December 31, 2010
	High	Low
First Quarter	$0.40	$0.23
Second Quarter	$0.40	$0.15
Third Quarter	$0.30	$0.12
Fourth Quarter	$0.40	$0.15

HOLDERS

As of March 25, 2011, we had approximately 36 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251.

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

RECENT SALES OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

None.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of March 25, 2011.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	1,969,285	$0.78	4,780,715
Equity compensation plans not approved by shareholders	-	$-	-

Total	1,969,285	$0.78	4,780,715

ITEM 6.  SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to us could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

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

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

•
Develop the Cornerstone Project in East Texas through a lease renewal and lease acquisition program along with a drilling program. We will focus our near-term efforts on our leasing program and development drilling on existing acreage. We expect this drilling program to increase our proved reserve and cash flow profile.  In late 2010, we completed drilling the Norbord #1 well to 7,005 feet in the Travis Peak formation.  The deliverability rate is estimated at 3,381 MCF (a thousand cubic feet) per day and 55.2 BBLSPD (barrels per day).  Based on the success of this well, we will begin a developmental drilling program in midyear 2011. We have a gross working interest of 25% in the well as we have been carried for the cost of the well.

The Swamp Fox #1 test well was drilled to a total depth of 7,000 foot in December 2010.  The well is presently waiting on fracture stimulation after testing oil in the Pettit formation.

•
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production. We plan to maximize the present value of our vertical wells by utilizing a shotgun-dual or sawtooth production technique.  We will also implement the latest drilling, fracturing and completion techniques including shotgun duals to develop our properties as well as horizontal drilling. These horizontal wells will primarily target the Bossier formation and we anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  We plan to begin our horizontal drilling programs in the second half of 2011.

•
Continue to lease underdeveloped acreage in the Cornerstone Project area. We are continuing our leasing program to support our present and future drilling plans with existing funding. The program includes renewing existing leasehold and acquiring new leaseholds.  We are using our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the Cornerstone Project area. Most properties in the Cornerstone Project area are held by smaller independent companies that lack the resources to exploit them to the fullest extent. We intend to pursue these opportunities to selectively expand our portfolio of properties. These acreage additions will complement our existing substantial acreage position in the area and provide us with significant additional drilling inventory.

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

In order to implement our strategy, we will first need to raise additional capital to develop our properties.  We are seeking to raise additional capital within the industry and financial institutions.  We currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.  We anticipate the cost of a horizontal oil well will be approximately $5 million and a vertical shallow gas well to be approximately $1 million.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of December 31, 2010, we operated 10 wells.

As of March 1, 2011, our leasehold position is 25,310 gross acres and 16,668 net acres with net working acres of 9,280, which represents 25% to 80% working interest in the acreage. Our leasing program consisted of renewing expiring leases and previously unleased acreages being leased.  We began discussions with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone project.  Agreements were finalized in the middle of February and late March 2010 and could result in up to $4,000,000 and $4,700,000, respectively, in lease acquisitions. We have presently spent approximately $3.8 million of the funds.  This includes both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.   The participating companies are paying 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  We also finalized drilling agreements with various independent oil and gas companies in 2010 that have provided approximately $1.3 million in funds towards the drilling of the Norbord and Swamp Fox wells.  In addition to the operating wells, we own an 80% undivided interest in approximately 40 miles of natural gas pipeline as well as an 80% undivided interest in a saltwater and drilling fluid disposal system.

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

Consolidated Results of Operations

 Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Summarized Consolidated Results of Operations

	2010	2009	Increase (Decrease)
Total revenues	$996,943	$1,006,118	$(9,175)
Total other operating expenses	1,109,185	1,148,693	(39,508)
Total general and administrative expense	2,109,130	2,201,044	(91,914)
Loss from operations	(2,221,372)	(2,343,619)	(122,247)
Total other expenses	(631,490)	(474,033)	157,457
Loss before income tax benefit	(2,852,862)	(2,817,652)	35,210
Income tax benefit	-	5,702	(5,702)
Net loss	$(2,852,862)	$(2,811,950)	$40,912

Revenues:  Total revenues for the year ended December 31, 2010 totaled $996,943 compared to $1,006,118, for the year ended December 31, 2009.  Production revenues of oil and gas increased $40,797 to $578,207 for the year ended December 31, 2010 compared to $537,410 for the year ended December 31, 2009.  Approximately $11,500 of this increase in revenues was from the Norbord well which began production in December 2010.  The remaining increase reflects the impact of a rise in sales prices from production on our operated wells, for natural gas of about 20% and oil of about 34%. Transportation and gathering revenue increased $22,719 to $268,983 for the year ended December 31, 2010, compared to $246,264 for the year ended December 31, 2009.  The increase was mainly due to the Norbord gas being carried on the pipeline beginning in December 2010.   Saltwater disposal income for the year ended December 31, 2010 was $67,636 compared to $133,028 for the year ended December 31, 2009.  The decrease of $65,392 was due to a decrease in drilling activity in the area requiring water disposal.

Expenses:  Total operating expenses for the year ended December 31, 2010 were $3,218,315, compared to $3,349,737 for the year ended December 31, 2009 resulting in a total decrease of $131,422.  This change is comprised primarily of decreases in general and administrative expenses, disposal expenses and lease operating expenses offset by increases in the cost of gas purchased for resale and pipeline operating expenses.

•
General and Administrative Expense:  The $91,914 decrease in general and administrative expense to $2,109,130 for the year ended December 31, 2010 from $2,201,044 for the year ended December 31, 2009 is due to decreases in audit and accounting fees of $132,398, a decrease in regulatory filing expense of $39,567, and a decrease in loan fees of $150,000 offset by an increase in stock-based compensation of $230,302.  The decrease in audit and accounting fees as well as regulatory filing expenses were due to continued efficiencies in the accounting work performed during the first quarter of 2010 related to the preparation of the 2009 10-K as compared to fees for accounting work in the first quarter of 2009 related to the preparation of the 2008 10-K.  The decrease in loan fees was due to the termination in 2009 of an agreement with a financial advisor for assistance in finding financing.

•
Disposal Expense:  The $94,578 decrease in saltwater disposal expenses to $198,572 for the year ended December 31, 2010 from $293,150 for the year ended December 31, 2009 is due to a decrease in the operating expenses as a result of the decrease in disposal activity as noted in the lower revenue in 2010.  In addition, there were decreases in repairs and maintenance of $14,244 and contract labor of $37,023 during 2010.

•
· Lease Operating Expenses:  The $76,043 decrease in lease operating expenses to $312,505 for the year ended December 31, 2010 from $388,548 for the year ended December 31, 2009 is primarily due to workover costs on the Bramlett and Ralph #1 wells incurred in the first half of 2009.

•
Cost of Gas Purchased for Resale:  The $32,560 increase in cost of gas purchased for resale to $180,614 for the year ended December 31, 2010 from $148,054 for the year ended December 31, 2009 is due to an increase in the purchase price for natural gas and volumes purchased from operators in addition to a by higher volume produced in December 2010 due to the Norbord well starting production.

•
Pipeline Operating Expense:  Pipeline operating expenses of $151,600 for the year ended December 31, 2010 increased $72,854 from $78,746 for the year ended December 31, 2009.  The majority of the increase was due to $46,794 of contract labor on the Norbord well which was incurred in the last quarter of 2010.  Other expenses related to the Norbord well such as engineering fees, chart integration, trucking, etc. were also incurred during the last quarter of 2010.

Other Income (Expenses):  Total other expenses for the year ended December 31, 2010 was $631,490, compared to $474,033 for the year ended December 31, 2009.  The primary reason for this $157,457 increase was due to a $138,405 increase in interest expense from $456,719 for the year ended December 31, 2009 to $595,124 for the year ended December 31, 2010 due to an increase in the balance of the line of credit as well as the addition of the accrued and unpaid interest on the Teton Note being added to the principal balance of the Teton Renewal Note on June 1, 2010 both of which resulted in higher interest expense.

Income Tax Expense:  During the year ended December 31, 2010, we recognized an income tax benefit of $0 as compared to an income tax benefit of $5,702 for the year ended December 31, 2009 which was due to an over-accrual of the Texas Franchise tax liability in a prior year.

Operating Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $2,852,862 in the year ended December 31, 2010 as compared to a net loss of $2,811,950 in the year ended December 31, 2009.

Liquidity and Capital Resources

We held approximately $250,000 in cash at December 31, 2010, made up of a majority of our cash accounts.  However, at December 31, 2010, several cash accounts had an overdraft which totaled $340,118, resulting in an amount of cash owed of $90,118.  The cash balance at December 31, 2009 was approximately $127,000.  The decrease in cash is related to purchases of leases and well equipment and oil and gas properties and using cash to cover operating expenses.  The decrease is partially offset by additional proceeds received from Teton, a related party, on our notes payable.  In addition, our trade accounts payable have increased by $406,980 due to the drilling activity on the Norbord #1 and Swamp Fox #1 wells during the last quarter of 2010.

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2010	2009
Total cash provided by (used in):
Operating activities	$(1,137,309)	$(1,643,875)
Investing activities	153,388	(489,615)
Financing activities	1,106,547	1,468,411
Increase (decrease) in cash and cash equivalents	$122,626	$(665,079)

Cash used in operating activities for the year ended December 31, 2010 totaled $1,137,309, compared to $1,643,875 used in operating activities for the year ended December 31, 2009.  The decrease in cash used of $506,566 is primarily due to additional cash provided by changes in connection with operating assets and liabilities. The changes in operating assets and liabilities are primarily due to changes in accounts payable, accounts payable, related parties, and interest payable, related party.  In addition, the operations during 2010 included a non-cash charge of $230,302 for stock-based compensation expense.

Cash provided by investing activities for the year ended December 31, 2010 was $153,388, compared to cash used of $489,615 for the year ended December 31, 2009.  The change of $643,003 is due primarily to decreased drilling activities for the year ended December 31, 2010.  We spent $459,421 on leasehold costs, lease and well equipment, and intangible drilling and completion costs during 2009 compared to $187,158 during 2010.  During 2010, the participants in our drilling program paid for the intangible drilling and completion costs on the Norbord #1 well.  This was offset by the additional purchases for the disposal system and pipeline of $117,402 during 2010 compared to $30,194 during 2009.  In addition, we received $458,700 of proceeds on the sale of working interests in our new wells during 2010.

Cash provided by financing activities for the year ended December 31, 2010 totaled $1,106,547, compared to $1,468,411 of cash provided by financing activities for the year ended December 31, 2009.  In 2010, we received cash proceeds of $773,000 on a related party note payable compared to proceeds of $1,475,000 for the year ended December 31, 2009.

Sources of Liquidity

Our two main sources of liquidity continue to be from funds generated by production promotion fees and financing from a related party in the form of notes payable.  During 2010, we received promotion fees which pay for a portion or all of our cost in a proposed drilling well as well as prospect fees associated with the transactions. Any shortfall in revenue to cover costs has been covered by utilizing financing from a related party in the form of notes payable.  We believe that the proceeds from production and continued promotion of prospects, joint ventures with industry partners, and our anticipated selling of our disposal plant will be sufficient to finance our operations for 2011. In addition, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We are pursuing sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We have aggressively contacted many potential investors both within the industry as well as institutional investors to secure additional financing.  Additional financing would be used for drilling opportunities and additional lease funding in the near future, along with working capital purposes.  We do not have any commitments or agreements for financing, and we cannot assure you that additional funding will be available on terms acceptable to us, if at all.

We previously entered into a credit agreement with lenders led by Amegy Bank, N.A.  Pursuant to the terms of the credit agreement, the aggregate commitment was $50 million, with no initial borrowing base or borrowing base reduction under the agreement.  Upon satisfaction of various conditions precedent to the initial credit extension, the borrowing base was to be $5 million and the initial monthly borrowing base reduction was to be determined on the initial funding date.  We did not meet the conditions prior to the maturity date of the agreement and we elected not to renew the agreement.

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

Recently Issued Accounting Pronouncements

             In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by Statement of Financial Accounting Standards (“SFAS”) No. 157 (FASB ASC 820).  The guidance is effective for any interim and annual reporting periods that begin after December 15, 2009.  The Company adopted ASU No. 2010-06 in the first quarter of 2010 and the adoption did not have a material impact on the Company’s disclosures.  The standard also requires entities to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method.  This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently assessing the impact that the adoption will have on its disclosures.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this standard will not have an effect on the Company’s results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

PEGASI ENERGY RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pegasi Energy Resources Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Pegasi Energy Resources Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasi Energy Resources Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2011

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$249,802	$127,176
Accounts receivable, trade	186,669	98,578
Accounts receivable, related parties	13,002	13,002
Joint interest billing receivable, related parties, net	192,700	17,983
Joint interest billing receivable, net	29,627	-
Other current assets	52,440	51,288
Total current assets	724,240	308,027

Property and equipment:
Equipment	688,002	601,759
Pipelines	722,937	700,765
Buildings	19,916	19,916
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	135,689	137,071
Website	15,000	15,000
Total property and equipment	1,639,229	1,532,196
Less accumulated depreciation	(658,528)	(515,101)
Property and equipment, net	980,701	1,017,095

Oil and gas properties:
Oil and gas properties, proved	11,762,909	11,928,985
Oil and gas properties, unproved	9,044,960	9,150,426
Capitalized asset retirement obligations	219,040	220,237
Total oil and gas properties	21,026,909	21,299,648
Less accumulated depletion and depreciation	(1,018,100)	(900,275)
Oil and gas properties, net	20,008,809	20,399,373

Other assets:
Restricted cash – leasing program	394,693	-
Restricted cash – drilling program	793,611	-
Certificates of deposit	77,947	77,195
Total other assets	1,266,251	77,195

Total assets	$22,980,001	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2010	2009

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$340,118	$-
Accounts payable	658,316	251,336
Accounts payable, related parties	1,321,979	874,076
Revenue payable	124,723	104,366
Interest payable, related parties	394,704	840,052
Liquidated damages payable	173,802	142,083
Other payables	27,893	35,795
Current portion of notes payable	1,976	6,570
Current portion of notes payable, related parties	8,160,646	6,352,303
Total current liabilities	11,204,157	8,606,581

Lease program deposits	394,693	-
Drilling prepayments	793,611	-
Notes payable	2,826	4,803
Asset retirement obligations	317,279	300,311
Total liabilities	12,712,566	8,911,695

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 125,000,000 shares authorized; 33,610,801 shares issued and outstanding	33,611	33,611
Additional paid-in capital	19,903,404	19,673,102
Accumulated deficit	(9,669,580)	(6,816,718)
Total stockholders' equity	10,267,435	12,889,995

Total liabilities and stockholders' equity	$22,980,001	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Revenues:
Oil and gas	$578,207	$537,410
Condensate and skim oil	82,117	89,416
Transportation and gathering	268,983	246,264
Saltwater disposal income	67,636	133,028
Total revenues	996,943	1,006,118
Operating expenses:
Lease operating expenses	312,505	388,548
Saltwater disposal expenses	198,572	293,150
Pipeline operating expenses	151,600	78,746
Cost of gas purchased for resale	180,614	148,054
Depletion and depreciation	265,894	240,195
General and administrative	2,109,130	2,201,044
Total operating expenses	3,218,315	3,349,737
Loss from operations	(2,221,372)	(2,343,619)

Other income (expenses):
Interest income	752	2,431
Interest expense	(595,124)	(456,719)
Other expense, net	(37,118)	(19,745)
Total other expenses, net	(631,490)	(474,033)

Loss before income tax benefit	(2,852,862)	(2,817,652)

Income tax benefit	-	5,702
Net loss	$(2,852,862)	$(2,811,950)

Basic and diluted loss per share	$(0.08)	$(0.08)

Weighted average shares outstanding – basic and diluted	33,610,801	33,610,801

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	33,610,801	$33,611	$19,673,102	$(4,004,768)	$15,701,945
Net loss	-	-	-	(2,811,950)	(2,811,950)
Balance at December 31, 2009	33,610,801	33,611	19,673,102	(6,816,718)	12,889,995
Stock-based compensation	-	-	230,302	-	230,302
Net loss	-	-	-	(2,852,862)	(2,852,862)
Balance at December 31, 2010	33,610,801	$33,611	$19,903,404	$(9,669,580)	$10,267,435

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Operating Activities
Net loss	$(2,852,862)	$(2,811,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	265,894	240,195
Accretion of discount on asset retirement obligations	18,165	17,004
Stock based compensation	230,302	-
Loss on abandonment of equipment	5,727	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(88,091)	151,073
Accounts receivable, related parties	-	56,406
Joint interest billing receivable, related parties, net	(174,717)	40,266
Joint interest billing receivable, net	(29,627)	-
Other current assets	(1,152)	38,489
Accounts payable	406,980	48,626
Accounts payable, related parties	447,903	209,080
Revenue payable	20,357	(90,194)
Interest payable, related parties	589,995	454,892
Liquidated damages payable	31,719	20,504
Other payables	(7,902)	(18,266)
Net cash used in operating activities	(1,137,309)	(1,643,875)

Investing Activities
Additions to certificates of deposit	(752)	-
Purchases of property and equipment	(117,402)	(30,194)
Purchases of oil and gas properties	(187,158)	(459,421)
Proceeds from sale of working interest	458,700	-
Net cash (used in) provided by investing activities	153,388	(489,615)

Financing Activities
Payments on notes payable	(6,571)	(6,589)
Cash overdraft	340,118	-
Borrowings on notes payable, related party	773,000	1,475,000
Net cash provided by financing activities	1,106,547	1,468,411

Net increase (decrease) in cash and cash equivalents	122,626	(665,079)
Cash and cash equivalents at beginning of year	127,176	792,255
Cash and cash equivalents at end of year	$249,802	$127,176

See Note 3 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

b)  Cash and Cash Equivalents
We consider all highly-liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.   At December 31, 2010 and 2009, the Company had no cash equivalents.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

c)  Accounts Receivable
The Company’s accounts receivable consists primarily of oil and natural gas sales and joint interest billings, which are recorded at the invoiced amount. Collateral is not required for such receivables, nor is interest charged on past due balances.  The Company extends credit based on management’s assessment of the customers’ financial condition and evaluates the allowance for doubtful accounts based on receivable aging, customer disputes and general business and economic conditions.  No allowance was indicated at December 31, 2010 or 2009.  Accounts receivables from three customers approximated 38%, 36%, and 19% of the Company’s total trade receivables at December 31, 2010.  As of December 31, 2009, three customers, two of which are the same customers, totaled approximately 44%, 37%, and 15% of total accounts receivable.

d)  Property and Equipment
Property and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.   Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.   Depreciation expense was $148,069 and $146,223 for the years ended December 31, 2010 and 2009, respectively.

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

In addition, the capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties and less the income tax effects related to the properties. As capitalized costs do not exceed the “ceiling,” the accompanying consolidated financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2010 and 2009.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the operating results of the period.

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2010, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The 2010 amount is net of reimbursements received in the current year for costs incurred in prior years under our leasing program. The majority of the evaluation activities are expected to be completed within five to ten years.

					2007
	Total	2010	2009	2008	and Prior
	(In thousands)
Property acquisition costs	$9,045	$(105)	$435	$4,679	$4,036

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

f)  Impairment of Long-Lived Assets
The carrying value of property and equipment is periodically evaluated under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, Property, Plant, and Equipment.   FASB ASC Topic No. 360 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.  The Company had no impairment in 2010 and 2009.

g)  Asset Retirement Obligations
FASB ASC Topic No. 410, Asset Retirement and Environmental Obligations, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred.  For oil and natural gas properties, this is the period in which an oil or natural gas property is acquired or a new well is drilled.  An amount equal to and offsetting the liability is capitalized as part of the carrying amount of the Company’s oil and natural gas properties at its discounted fair value.  The liability is then accreted up by recording expense each period until it is settled or the well is sold, at which time the liability is reversed.  Estimates are based on historical experience in plugging and abandoning wells and estimated remaining lives of those wells based on reserve estimates.  The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined.  See Note 7 – Asset Retirement Obligations for additional information.

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

i)  Stock-based Compensation
The Company has accounted for stock-based compensation under the provisions of FASB ASC 718-10-55.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  Equity instruments issued to non-employees are accounted for under the same provisions.  During the years ended December 31, 2010 and 2009, the Company recognized $230,302 and $0, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

j)  Income Taxes
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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

k)  Net Loss per Common Share
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.   The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the years ended December 31, 2010 and 2009 the Company had potentially dilutive shares of approximately 11,065,608 and 10,462,484, respectively, which are not included in the calculation of the net loss per share, because the effect would be anti-dilutive. For the years ended December 31, 2010 and 2009, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

l)  Fair Value of Financial Instruments
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

m)  New Accounting Pronouncements
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

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this standard will not have an effect on the Company’s results of operations or financial position.

3.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the years ended December 31:
	2010	2009
Accounts payable, related parties converted into notes payable, related parties	$-	$20,000
Interest payable, related parties converted into notes payable, related parties	$1,035,343	$-

The following is supplemental cash flow information for the years ended December 31:
	2010	2009
Cash paid during the year for interest	$5,129	$1,827
Cash paid during the year for taxes	$-	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Depreciation Methods	Depreciation Period
Equipment	Straight-line	7 Years
Pipelines	Straight-line	15 Years
Buildings	Straight-line	39 Years
Leasehold improvements	Straight-line	Lesser of the Estimated Useful Life or the Lease Term
Vehicles	Straight-line	5 Years
Office furniture	Straight-line	5 Years
Website	Straight-line	5 Years

5.   NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following at December 31:

	2010	2009
Capital lease in the original amount of $9,521 to Xerox Corporation, with monthly
installments of $184, including interest at 6.00%, maturing April 1, 2013	$4,802	$6,664

Note payable in the original amount of $22,548 to Capital One (formerly Hibernia Bank), with monthly installments of $442, including interest at 6.59%, collateralized by a truck,
matured November 7, 2010.	-	4,709

Total notes payable and capital leases	4,802	11,373
Less current portion	1,976	6,570

Total long term (notes payable and capital leases)	$2,826	$4,803

Future annual maturities of notes payable and capital leases at December 31, 2010 are as follows:

Year Ended
2011	$1,976
2012	2,098
2013	728

Total	$4,802

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

6.    NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following at December 31:
	2010	2009
Original note payable dated May 21, 2007 to Teton (the “Teton Note”). Additional funds added by amendments two, four and five to the note result in an outstanding balance of
$5,952,303, including interest at 8%, with all interest and principal due on the maturity date
of May 21, 2010. Substantially all of the Company’s assets are pledged as collateral on the note. Upon maturity this note was replaced with the “Teton Renewal Note” below.	$-	$5,952,303

Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 1, 2010, including interest at 8%, with all principal due on the maturity date of June 1, 2011. Interest payments are due April 1, 2011; and at maturity. Renewed original note above which matured May 21, 2010. Secured by a stock pledge and security agreement.	6,987,646	-

Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note results in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of April 2, 2011.	1,173,000	400,000

Total notes payable, related parties	8,160,646	6,352,303
Less current portion	(8,160,646)	(6,352,303)
Total long-term notes payable, related parties	$-	$-

On June 1, 2010, a Promissory (Teton Renewal Note) note was executed to renew and extend the original note payable (Teton Note) which matured May 21, 2010.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  Effective October 1, 2010 an amendment to the Teton Renewal Note was executed to eliminate the October 1, 2010 interest payment.  Effective January 2, 2011, a second amendment was executed which eliminated the January 1, 2011 interest payment.  The final maturity date of the Teton Renewal Note was unchanged and remains June 1, 2011.  Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date.  This option will continue in existence as long as any balance remains outstanding on the note.

The Teton Promissory was amended effective January 1, 2010 to eliminate the requirement of interest payments to be made on January 1, 2010; April 1, 2010; and October 1, 2010.  A second amendment was executed which increased the available balance to $1,500,000 effective March 2, 2010.  Effective July 1, 2010, a third amendment to the Teton Promissory was executed to eliminate the interest payment required on July 1, 2010 and to extend the maturity date of the note to January 2, 2011. Effective January 2, 2011, a fourth amendment was executed to extend the maturity date of the note from January 2, 2011, to April 2, 2011 at which time all outstanding principal and accrued  and unpaid interest will be due.

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
DECEMBER 31, 2010 AND 2009

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

7. ASSET RETIREMENT OBLIGATIONS

Pursuant to FASB ASC Topic No. 410, Asset Retirement and Environmental Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $219,040 and $220,237 at December 31, 2010 and 2009, respectively.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 15 wells, and has determined a range of abandonment dates through June 2025.

The following represents a reconciliation of the asset retirement obligations for the years ended December 31:

	2010	2009

Asset retirement obligations at beginning of year	$300,311	$283,307
Asset retirement obligations incurred in the current year		-
Revisions to estimates	(1,197)	-
Accretion of discount	18,165	17,004
Asset retirement obligations at end of year	$317,279	$300,311

In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained assurance from its independent petroleum engineer in 2010 that the plugging costs used in the estimation are appropriate.  The Company uses the expected present value technique to measure the fair value of the asset retirement obligations which is classified as a Level 3 measurement under FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

8.  STOCK-BASED COMPENSATION

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On October 19, 2010, the Company adopted the 2010 Incentive Stock Option Plan (the “2010 Plan”) for directors, executives, and selected employees and consultants to reward them for making major contributions to the success of the Company by issuing long-term incentive awards under the 2010 Plan thereby providing them with an interest in the growth and performance of the Company.  The 2010 Plan reserves 5,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.

 On December 24, 2010, pursuant to the 2010 Plan, the Company issued stock options for 1,059,285 shares of common stock at an exercise price of $0.42 per share and 10,000 shares of common stock at an exercise price of $0.50 per share to various executives, and selected employees and consultants for their contributions to the success of the Company.   All of the options vested immediately upon issuance at December 24, 2010, and are exercisable at any time, in whole or part, until December 24, 2015.  There were no stock options granted during the year ended December 31, 2009.

A summary of option activity during the years ended December 31, 2010 and 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	900,000	$1.20	$-
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at December 31, 2009	900,000	1.20	-
Options granted	1,069,285	0.42	0.22
Options exercised	-	-	-
Outstanding at December 31, 2010	1,969,285	$0.78	$-

The following is a summary of stock options outstanding at December 31, 2010:

Exercise	Options	Remaining Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$1.20	900,000	2	900,000
$0.42	1,059,285	5	1,059,285
$0.50	10,000	5	10,000

Based on the Company's stock price of $0.30 at December 31, 2010, the options outstanding had no intrinsic value.

Total options exercisable at December 31, 2010 amounted to 1,969,285 shares and had a weighted average exercise price of $0.78.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at December 31, 2010 and 2009:

		Weighted Average
	Shares	Exercise Price
December 31, 2010	1,969,285	$0.78
December 31, 2009	900,000	$1.20

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The Company estimates the fair value of stock options using the Black-Scholes option pricing valuation model, consistent with the provisions of FASB ASC Topic No. 505, Equity and FASB ASC Topic No. 718, Compensation—Stock Compensation.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.  The Company used the simplified method to determine the expected term on the options issued in the year ended December 31, 2010, due to the lack of historical exercise data.

The following assumptions were used for the Black-Scholes model:

	Years Ended December 31,
	2010	2009
Risk free rates	0.85%	None granted
Dividend yield	0%	-
Expected volatility	134.04%	-
Weighted average expected stock options life	2.5 years	-

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.

As of December 31, 2010 and 2009, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements.  There were 1,069,285 options granted and vested during the year ended December 31, 2010.  There were no options granted or vested during the year ended December 31, 2009.

9.  WARRANTS OUTSTANDING

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

No warrants were issued during the years ended December 31, 2010 and 2009.

A summary of warrant activity during the years ended December 31, 2010 and 2009 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2008	9,223,249	$1.60
Warrants issued	-	-
Warrants exercised	-	-
Outstanding at December 31, 2009	9,223,249	1.60
Warrants issued	-	-
Warrants exercised	-	-
Outstanding at December 31, 2010	9,223,249	$1.60

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

10.     INCOME TAXES

The Company is a taxable corporation and the provision (benefit) for federal income taxes related to the Company’s operating results has been included in the accompanying consolidated statements of operations.

The income tax benefit (expense) consists of the following:

	2010	2009
Deferred income tax benefit:
U.S. Federal	$-	$-
Current income tax benefit (expense):
State and local	-	5,702
Income tax benefit	$-	$5,702

Income tax benefit for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2010	2009

Computed “expected” tax benefit	$969,973	$958,002
State and local income taxes, net of federal income tax benefit	-	3,763
Change in valuation allowances	843,566	(1,054,242)
Non-deductible expenses	(4,292)	(4,551)
Prior year adjustment	(1,774,269) 1	-
Other	(34,978)	102,730
Income tax benefit	$-	$5,702

1.
The Company has adjusted its tax basis of leasehold costs related to the 2008 acquisition from TR Energy resulting from a recent IRS audit of TR Energy’s value of the consideration received.  The Company has adjusted its tax basis in the assets acquired to equal the tax value of the consideration determined to have been received by TR Energy.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$3,300,174	$2,524,420
Deferred interest expense	486,482	285,618
Liquidated damages payable	59,093	48,308
Accretion expense	33,401	27,225
Contributions carry forward	612	605
Accrued salaries	306,177	161,500
Valuation allowance	(448,797)	(1,292,363)
Total deferred tax assets	3,737,142	1,755,313

Deferred tax liabilities:
Oil and gas properties	(3,489,326)	(1,514,020)
Fixed assets and organization costs	(247,816)	(241,293)
Total deferred tax liabilities	(3,737,142)	(1,755,313)

Net deferred tax liability	$-	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management believes it is more likely than not that the full amount of the net operating loss carry forwards will not be realized or settled, and accordingly, a valuation allowance has been recorded.  The Company’s net operating loss carry forwards approximate $9,700,000 and will expire in various years commencing in 2023.

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.  The Company’s margin tax expense is derived by multiplying its taxable margin by 1%.  The taxable margin can be derived, at the Company’s discretion, in any one of three ways.  The Company can choose gross receipts less its cost of goods sold, gross receipts less its salary and wages, or 70% of its gross receipts. The Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.   No margin tax accrual was necessary at December 31, 2010 or 2009.

The Company files tax returns in the U.S. federal jurisdiction, and the state of Texas jurisdiction.    The Company is currently subject to a three year statute of limitations by major tax jurisdictions.  The Company follows the provisions of uncertain tax provisions as addressed in FASB ASC 740-10.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company had no tax positions at December 31, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

11.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

Business segment revenue:
Oil and gas sales	$578,207	$537,410
Condensate and skim oil	82,117	89,416
Transportation and gathering	268,983	246,264
Saltwater disposal sales	67,636	133,028
Total revenues	$996,943	$1,006,118

Business segment profit (loss):
Oil and gas sales	$(309,701)	$(467,559)
Condensate and skim oil	82,117	89,416
Transportation and gathering	(130,689)	(36,907)
Saltwater disposal sales	(235,887)	(258,099)
General corporate	(1,627,212)	(1,670,470)
Loss from operations	$(2,221,372)	$(2,343,619)

	Year Ended December 31,
	2010	2009
Depletion and depreciation:
Oil and gas sales	$125,588	$105,601
Transportation and gathering	29,966	30,401
Saltwater disposal sales	79,285	67,522
General corporate	31,055	36,671
Total depletion and depreciation	$265,894	$240,195

Capital expenditures:
Oil and gas sales	$187,158	$458,380
Transportation and gathering	24,618	-
Saltwater disposal sales	87,003	27,811
General corporate	5,781	3,424
Total capital expenditures	$304,560	$489,615

	December 31,
	2010	2009
Business segment assets:
Oil and gas sales	$20,538,826	$20,508,595
Transportation and gathering	712,561	664,306
Saltwater disposal sales	310,934	294,086
General corporate	1,417,680	334,703
Total assets	$22,980,001	$21,801,690

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

12.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31	2010	2009
Lease bonus paid to an entity controlled by officers	$1,227	$-
Rent paid to an entity controlled by other entities which are owned by PERC officers (c)	72,189	75,553
Interest expense to an entity controlled by officers	589,995	454,892
Receivables due from entities that are owned by officers and/or other entities that are controlled by officers	13,002	13,002
JIB receivables due from an entity controlled by an officer or director	192,700	17,983
Payables due to officers or to entities controlled by officers (a) (b)	1,321,979	874,076
Interest payable on notes owed to an entity controlled by officers	394,704	840,052
Notes payable owed to an entity controlled by officers	8,160,646	6,352,303

(a)	Includes $900,521 and $475,000 of accrued salaries payable at December 31, 2010 and 2009, respectively. Also includes $240,000 of advances from officers at December 31, 2010 and 2009.
(b)	Includes $65,770 and $109,576 owed to an entity controlled by an officer for a 20% undivided interest in pipeline and disposal well operations as of December 31, 2010 and 2009, respectively.
(c)
The Company leases certain office and yard space under non-cancelable operating leases with related parties that expire in various years through 2011.  These leases may be renewed for additional periods ranging from one to two years.

Future annual lease obligations for leases with related parties at December 31, 2010 are as follows:

2011	$72,000

Total future related party lease obligations	$72,000

13.  RESTRICTED CASH

 Leasing Program
During the first quarter of 2010, the Company executed agreements with two independent oil and gas companies regarding leasing specific areas on the Cornerstone Project.  The agreements include both extensions and renewals of existing leaseholds that the Company currently holds and acquisitions of new leaseholds in order to expand the Company’s acreage position.  Funds received from these companies are restricted to the leasing programs and are considered released when they are spent in accordance with the agreements.  Total funds of $4,238,000 were received on these programs and $3,843,307 was spent on leasing activities leaving a balance of $394,693 in restricted cash and lease program deposits at December 31, 2010.

Drilling Program
During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of the Norbord and Swamp Fox wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $2,143,551 were received on these programs and $1,349,940 was spent on drilling activities leaving a balance of $793,611 in restricted cash and drilling prepayments at December 31, 2010.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

14.  PREFERRED AND COMMON STOCK

On October 19, 2010, the Company’s Board of Directors and a majority of its shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $.001 per share to 125,000,000 shares.   The amendment also authorized 5,000,000 shares of blank-check preferred stock, par value $.001.

15.   RISK CONCENTRATIONS

PERC maintains its deposits in one financial institution, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation.   The Company has a sweep account which covers all of their bank accounts in order to reduce fees and earn maximum interest.  The balance in the sweep account is invested daily in federal obligations.  The balance available for the sweep account was approximately $1.5 million at December 31, 2010 and $208,000 at December 31, 2009.  The Company has not experienced any losses with respect to uninsured balances.

Two customers accounted for approximately 42% and 37% of the Company’s total sales for the year ended December 31, 2010.  Two customers, who are the same customers, accounted for approximately 39% and 37%, respectively, of the Company’s total sales for the year ended December 31, 2009.  Revenues were reported from these customers in the oil and gas, condensate and skim oil, and transportation and gathering segments.

Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $294,000 and $372,000 in 2010 and 2009, respectively.

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

Employment Contracts
The Company has an employment contract with its President and Chief Executive Officer that requires minimum compensation totaling $250,000 annually through May 1, 2011.  The Company’s Executive Vice President has an employment contract through May 1, 2011 that provides for minimum compensation of $225,000 annually.  The Company’s Sr. Vice President and Chief Financial Officer, has an employment contract through May 1, 2011 that provides for minimum compensation of $210,000 annually.

Leases
The Company leases certain office space under a non-cancelable operating lease that expired August 31, 2010.  This lease can be renewed for additional periods ranging from one to two years.  On the expiration date of August 31, 2010 the lease was not renewed and the office space is now being leased monthly.  Lease expense was approximately $26,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At December 31, 2010, management reevaluated the status of the registration statement and determined an accrual of $173,802 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $173,802 and $142,083 in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.

17. SUBSEQUENT EVENTS

Effective February 1, 2011, the Company executed an agreement with an independent investor relations consultant.  In return for the consultant’s services, he will receive 50,000 shares of the Company’s stock, and a monthly fee of $3,500 plus any reasonable expenses incurred related to work performed on behalf of the Company.  The shares were issued on March 1, 2011.

In January 2011, the Company offered for sale the wholly-owned subsidiary, 59 Disposal.  It currently holds a letter of intent from a potential buyer for the purchase of 59 Disposal for $1.3 million. The letter of intent is valid for thirty days after its signing on March 1, 2011.   In connection with the sale transaction the buyer will agree to accept disposal water from the Company at the rate of $0.45 per barrel for a period of 12 months and in a volume of up to 6,000 barrels per month from its owned production fields subject to all other normal terms and conditions.  Following the initial twelve month period, and as long as the buyer owns 59 Disposal, the buyer will agree to terms and conditions equal to the most favorable terms as it offers to any other third party on up to 6,000 barrels per month.  The Company expects to complete this sale by the end of April 2011. At December 31, 2010, assets of 59 Disposal to be sold consisted of property, plant and equipment with a net book value of $300,347.

The Company is currently in negotiations to sell a 35% portion of a pipeline they own.  They anticipate closing the negotiations in approximately thirty to forty-five days.  Their current plan is to use the proceeds to refurbish a pipeline near the Norbord well which they expect to potentially double production from that well.

The Company is currently considering an amendment to the 2007 stock options issued to change the exercise price from its original price of $1.20 per share to an amended exercise price of $0.50 per share to bring them closer in line to the current market value.  The stock options will expire in 2012 and there have been none exercised to date.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic No. 932, Extractive Activities—Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	2010	2009
Unproved oil and gas properties	$9,044,960	$9,150,426
Proved oil and gas properties (including asset retirement costs)	11,981,949	12,149,222
Less accumulated depreciation, depletion, amortization, and valuation allowance	(1,018,100)	(900,275)
Net capitalized costs	$20,008,809	$20,399,373

Capitalized costs include leasehold costs, lease and well equipment, capitalized intangible drilling costs, and capitalized intangible completion costs.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2010 and 2009, as follows:

	2010	2009
Acquisition of proved properties	$5,220	$1,962
Acquisition of unproved properties	59,088	434,996
Development costs	122,850	22,463

Results of Operations for Producing Activities

The following table presents the consolidated results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2010 and 2009:

	2010	2009
Revenues	$578,207	$537,410
Production costs	(312,505)	(388,548)
Depletion, depreciation, and valuation provisions	(117,825)	(93,972)
Exploration costs	-	-
Income before income tax expense	147,877	54,890
Income tax expense	(51,757)	(19,212)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$96,120	$35,678

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.    The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  The petroleum engineer that determined our reserves also planned and supervised the drilling of wells that we drilled in the East Texas project.  His 2010 and 2009 compensation, from the Company, for the planning and supervision of drilling wells was $184,023 and $66,789, respectively.  The petroleum engineer’s compensation for reserve estimation for that same time period was $16,484 and $16,210, respectively.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at December 31, 2008	1,048,300	27,374,105
Extensions and discoveries	-	-
Production	(5,719)	(64,003)
Revisions of previous estimates	(33,682)	(999,947)
Balance at December 31, 2009	1,008,899	26,310,155
Extensions and discoveries	-	-
Production	(4,346)	(61,678)
Revisions of previous estimates	(536,165)	(11,545,288)
Balance at December 31, 2010	468,388	14,703,189

Proved developed reserves:
December 31, 2008	58,340	945,223
December 31, 2009	45,656	772,470
December 31, 2010	52,866	800,374

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

Future cash inflows were computed by applying existing contract and 12-month average prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2010 and 2009, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2010	2009
Future cash inflows	$88,507,937	$137,366,695
Future production costs	(24,349,767)	(47,616,690)
Future development costs	(11,865,000)	(19,440,000)
Future income tax expenses	(13,052,530)	(16,736,520)
Future net cash flows	39,240,640	53,573,485
10% annual discount for estimated timing of cash flows	(29,595,711)	(43,372,071)
Standardized measure of discounted future net cash flows	$9,644,929	$10,201,414

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

	2010	2009
Beginning of year	$10,201,414	$11,709,886
Sales of oil and gas, net of production costs	(265,702)	(148,862)
Extensions, discoveries, and improved recoveries, less related costs	-	-
Accretion of discount	1,184,227	1,512,233
Net change in sales and transfer prices, net of production costs	4,120,742	(7,669,020)
Changes in estimated future development costs	10,546,925	3,161,374
Net change in income taxes	(1,444,592)	1,771,585
Changes in production rates (timing and other)	(4,144,613)	1,266,931
Purchases and sales of mineral interests	-	-
Revisions of previous quantities	(10,553,472)	(1,402,713)
End of year	$9,644,929	$10,201,414

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2010, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2011 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of 2011, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by Whitley Penn LLP, our independent registered public accounting firm. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

ITEM 9B – OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Names:	Ages	Titles:	Position Held Since	Director Since
Michael H. Neufeld	61	President, Chief Executive Officer, and Director	November 22, 2006	November 22, 2006
William L. Sudderth	69	Executive Vice President, Land	November 22, 2006	n/a
Richard A. Lindermanis	65	Sr. Vice President, Chief Financial Officer, and Director	November 22, 2006	November 22, 2006
Alan Gelfand	51	Director	November 22, 2006	November 22, 2006
David J. Moss	40	Director	November 22, 2006	November 22, 2006

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

Michael H. Neufeld - President, Chief Executive Officer and Director

Mr. Neufeld has been President and Chief Executive Officer of PERC and its predecessors since 2000.  He worked for Pennzoil Company from 1972 to 1976 as a Development Geologist, Exploration Geologist and Senior Geologist working in Pennzoil’s Gulf Coast Division.  He then joined American Resources Company from 1976 to 1977 as Senior Geologist.  In 1977 he joined Hunt Oil Company as Sr. Geologist working in the Texas and Gulf Coast regions. From 1978 to 1981, Mr. Neufeld worked for Croftwood Corporation as Senior Exploration Geologist and Vice-President of Exploration working in the Gulf Coast of Louisiana and Texas.  In 1983 Mr. Neufeld co-founded SMK Energy Corporation ("SMK Energy"), where exploration efforts were concentrated in East Texas, Gulf Coast Louisiana and the Rocky Mountains.  He graduated from Louisiana State University in 1971 with a B.S. Degree in Geology. Mr. Neufeld was selected to serve as a director due to his deep familiarity with our business and his extensive entrepreneurial background.

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

Richard A. Lindermanis - Sr. Vice-President, CFO and Director

Mr. Lindermanis has been Senior Vice President of PERC and its predecessors since 2000.  He was employed by Amerada Corp. from 1967 to 1971 in Williston, ND and Lafayette, LA as District Land Manager, Gulf Coast.  He joined Louisiana Land & Exploration Co. in 1971 where he was Division Land Manager for the Rocky Mountain Division until 1975.  He then joined Patrick Petroleum Corp. as Western Division Manager in Denver and later moved to Jackson, MS as Executive Vice President responsible for Corporate Development, Exploration and Investor Relations.  In 1979 Mr. Lindermanis co-founded and became Executive Vice President, Director and a major stockholder of Sandefer Oil and Gas in Houston, Texas.  The company grew to have a $100 million drilling and completion budget.  Mr. Lindermanis left the Company in 1986 and since then he has founded several companies.  Mr. Lindermanis graduated from Phillips University in 1967 with a B.A. in History and Political Science. Mr. Lindermanis was selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and his substantial financial and accounting experience.

Alan Gelfand - Director

Alan Gelfand has been a director since May 2007.  Mr. Gelfand served as a director of American Oil and Gas Inc. where he sat on the audit and compensation committee, since its inception in December 2002 until 2007.  Prior to becoming a director of the Company, Mr. Gelfand was a stockbroker from 1987 until December 2002.  He graduated from Simon Fraser University with a B.B.A in 1982.  Mr. Gelfand was selected to serve as a director due to his experience serving as a director for an oil and gas company.

David J. Moss - Director

David Moss has been a director since May 2007.  As of October 2008 he also serves as director for Sorteo Games, LLC.  Since 2005, Mr. Moss has been a Managing Director and he is co-founder of Aegis Equity, LLC, a corporate finance and strategic advisory firm based in San Diego and Santa Monica, California.  He has founded, funded and taken public various companies in a variety of industries since 1995.  Prior to starting Aegis, Mr. Moss served as Managing Director, Corporate Finance, for Jesup & Lamont Securities, where he advised companies on corporate strategy, financings, and business development.  Prior to Jesup & Lamont, Mr. Moss was Chief Business Officer and V.P. of Corporate Development for a privately-held biotechnology firm.  Previously, Mr. Moss served as Managing Partner at a Seattle-based venture capital firm, The Phoenix Partners.  Mr. Moss holds an M.B.A. from Rice University and a B.A. in Economics from the University of California, San Diego. Mr. Moss was selected to serve as a director due to his extensive entrepreneurial background and his substantial financial and accounting experience.

Family Relationships

None.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Messrs. Neufeld and Lindermanis have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Messrs. Gelfand and Moss are independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons if more than one person have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all directors, officers and employees.  A copy of the Code is incorporated by reference as an exhibit.

Section 16(a) Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2010 and 2009.In accordance with the rules of the SEC, this table omits columns that are not relevant.

Name and Principal Position	Year	Salary ($)		Stock Awards($)3		Total ($)
Michael Neufeld	2010	$250,000	1	$51,300	3	$301,300
Chief Executive Officer	2009	$250,000	1	-		$250,000

Bill L. Sudderth	2010	$225,000	2	$51,300	3	$276,300
Executive Vice President	2009	$225,000	2	-		$225,000

Richard A. Lindermanis	2010	$210,000		$51,300	3	$261,300
Senior Vice-President and Chief Financial Officer	2009	$210,000		-		$210,000

William Denman	2010	$120,000		$32,319	4	$152,319
Land Manager	2009	$120,000		-		$120,000

1.	Mr. Neufeld’s salary consists of $26,041 paid and $223,959 accrued during 2010 and $125,000 paid and $125,000 accrued during 2009.
2.	Mr. Sudderth’s salary consists of $23,437 paid and $201,563 accrued during 2010 and $112,500 paid and $112,500 accrued during 2009.
3.
On December 24, 2010, we granted options to Michael Neufeld, Bill L. Sudderth, and Richard A. Lindermanis to purchase 238,095 shares of our common stock at a price of $0.42 per share until December 24, 2015.  These options were fully vested on the exercise date.

4.
On December 24, 2010, we granted options to William Denman to purchase 150,000 shares of our common stock at a price of $0.42 per share until December 24, 2015.  These options were fully vested on the exercise date.

The employment agreements with each of our executive officers were not tied to specific performance goals or company targets because we were a relatively new operating company at the time each executive officer’s agreement was negotiated. Our negotiation of the employment agreements was highly dependent on our cash flow projections and, in fact, both Michael Neufeld and Bill L. Sudderth are currently not receiving any of their agreed-upon salary.  The full salary is being accrued and will be paid at a later date when our cash flow increases.

Employment Agreements with Executive Officers

The material terms of each Executive Officer’s services agreement or arrangement is as follows:

Each of Michael Neufeld, Bill Sudderth and Richard Lindermanis has entered into an employment agreement with us.  Each of these agreements is substantially similar.  They had an initial term of three years, commencing May 1, 2007.  The contracts were automatically renewed for a one-year term and will continue to automatically renew for successive one year terms unless, at least 90 days before the last day of the employment period, a written notice is given stating that the employment period will not be extended.  Mr. Neufeld will be paid an annual salary of $250,000, Mr. Sudderth $225,000 and Mr. Lindermanis will be paid $210,000.  Each person may be entitled to a bonus at the discretion of the Board of Directors.  Each person may be terminated for cause, which under the terms of the agreements is defined as:

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

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2010 for each of our executive officers.

Outstanding Equity Awards at Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Original Option Exercise Price ($)	Option Expiration Date
Michael Neufeld, CEO	238,095	-	-	$0.42	December 24, 2015
Bill L. Sudderth, Executive Vice President	238,095	-	-	$0.42	December 24, 2015
Richard A. Lindermanis, Senior Vice-President and CFO	238,095	-	-	$0.42	December 24, 2015

 Director Compensation

Non-employee directors did not receive any compensation for services to our company for the fiscal year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2011.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)

Michael H. Neufeld (4)	Common Stock	20,110,098 (5)	50.37%

William L. Sudderth (4)	Common Stock	20,035,098 (6)	50.22%

Richard A. Lindermanis	Common Stock	2,425,595 (7)	7.16%

Alan Gelfand	Common Stock	525,000 (8)	1.54%

David J. Moss	Common Stock	600,000 (9)	1.76%

All Officers and Directors	Common Stock	29,017,538 (10)	70.48%
As a Group (5 persons)

Teton Royalty Ltd. (4)	Common Stock	10,478,253 (11)	26.42%

TR Energy, Inc. (12)	Common Stock	4,200,000	12.48%

* Less than 1%.

(1) The address is c/o Pegasi Energy Resources Corporation, 218 N. Broadway, Suite 204, Tyler, Texas 75702.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 33,660,801 shares issued and outstanding on March 25, 2011.

(4) Messrs. Neufeld and Sudderth are co-owners, executive officers and directors of Teton Royalty Ltd.

(5) Includes 25,000 shares of common stock underlying warrants and 238,095 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Royalty Ltd., 52,500 shares of common stock underlying warrants held by Teton Royalty Ltd. and 5,945,753 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.  Mr. Neufeld disclaims 50% of the shares held by Teton Royalty Ltd., which corresponds to his 50% ownership interest in the entity.

(6) Includes 238,095 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Royalty Ltd., 52,500 shares of common stock underlying warrants held by Teton Royalty Ltd. and 5,945,753 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.  Mr. Sudderth disclaims 50% of the shares held by Teton Royalty Ltd., which corresponds to his 50% ownership interest in the entity.

(7) Represents shares held by the Lindermanis Family Living Trust of which Mr. Lindermanis is a trustee.  Includes 238,095 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(8) Includes 375,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(9) Includes 25,000 shares of common stock issuable upon conversion of warrants and 375,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(10) Includes 50,000 shares of common stock issuable upon conversion of warrants and 1,464,285 shares of common stock underlying options that are currently exercisable or exercisable within 60 days. Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Royalty Ltd., 52,500 shares of common stock underlying warrants held by Teton Royalty Ltd. and 5,945,753 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.

(11) Includes 52,500 shares of common stock underlying warrants held by Teton Royalty Ltd. and 5,945,753 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd. As of March 25, 2011, Teton Royalty Ltd. had $5,792,957 of outstanding principal and $386,200 of accrued interest that the Company has agreed to allow Teton Royalty Ltd. to convert into shares of common stock at a conversion price of $1.20 per share and $1,194,689 of outstanding principal and $79,640 of accrued interest that the Company has agreed to allow Teton Royalty Ltd. to convert into shares of common stock at a conversion price of $1.60 per share.

(12) Mike Neufeld and William Sudderth have voting and investment control over shares owned by this entity.  The address of this entity is PO Box 479, Tyler, Texas 75710.

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

Effective January 1, 2007, PERC, entered into a five-year lease agreement with Marion Swamp Fox L.P. providing for (i) the lease to PERC of 34 acres of storage facilities and (ii) use of office space.  On July 1, 2008 the lease for office space was amended to include additional office space and the lease payments were increased from $750 per month to $4,500 per month for the remaining term.  The 34 acre storage facility has lease payments of $1,500 per month plus $0.05 per barrel of water injected into the facility.  The total lease payments over the entire term of the lease equal $202,500.  Marion Swamp Fox LP is owned by Messrs. Neufeld, Sudderth and Lindermanis, each an executive officer of the Company.

POI, TR Rodessa, and 59 Disposal, had each executed a promissory note dated May 21, 2007, payable to Teton, an entity owned by Messrs. Neufeld and Sudderth, each an executive officer of the Company, in the original principal amount of $5,579,847.  The note evidences the combined total of prior working capital loans Teton made to PERC and its subsidiaries over the previous two years.  The note accrued interest at eight percent (8%) per annum. Additional funds totaling $1,095,000 were added to the note during 2009.  On June 1, 2010 a Promissory (Teton Renewable Note) note was executed to renew and extend the original promissory note dated May 21, 2007.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  Accrued interest and principal is due on the notes maturity date of June 1, 2011.  Under the terms of a memorandum of understanding dated May 21, 2007, between the Company and Teton, Teton has the right to convert that original amount into shares of common stock at any time after May 21, 2008 at $1.20 per share.  An amendment to the promissory note was executed on March 3, 2009 that gave Teton the right to convert the additional funds into shares of common stock at $1.60 per share. The largest aggregate amount of principal outstanding during 2010 was $6,987,646 (See Note 7).  Interest expense on the note during 2010 was $524,503.

On October 14, 2009, PERC executed a promissory note payable to Teton that would allow the Company to receive up to $1,000,000.  On March 2, 2010 an amendment to the promissory note was executed that provided additional funds available of $1.5 million.  As of December 31, 2010, PERC had received $1,173,000 related to this note.  The accrued interest and outstanding principal are due on the maturity date of April 2, 2011.  Interest expense on this note during 2010 was $65,492.

In addition, at December 31, 2010 and 2009, we owed TR Energy an amount of $65,770 and $109,576, respectively, in connection with our purchase of a 20% undivided interest in their pipelines and disposal well.  TR Energy is owned by Messrs. Neufeld and Sudderth.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2010 and 2009, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were approximately $82,000 and $95,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2010 and 2009 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us during fiscal years ended December 31, 2010 and 2009 for tax related services.

All Other Fees

Our independent registered public accounting firm billed us during the year ended December 31, 2009 for other services of $28,000.  During the year ended December 31, 2010, there were no amounts billed for other services.

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

3.04
Amendment to Articles of Incorporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010 and incorporated herein by reference.

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

10.08	2010 Incentive Stock Option Plan, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010 and incorporated herein by reference.

10.09
Form of Renewal Promissory Note, issued to Teton, Ltd. on May 21, 2007, filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.10
Form of Amendment to Renewal Promissory Note, effective as of May 21, 2008, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.11
Form of Second Amendment to Renewal Promissory Note and Loan Modification Agreement, effective as of March 3, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.12
Form of Third Amendment to Renewal Promissory Note, effective as of May 21, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.13
Form of Fourth Amendment to Renewal Promissory Note, effective as of May 20, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.14
Form of Fifth Amendment to Renewal Promissory Note, effective as of September 21, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.15
Form of Sixth Amendment to Renewal Promissory Note, effective as of October 21, 2009, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.16
Form of Seventh Amendment to Renewal Promissory Note, effective as of February 15, 2010, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.17
Form of Promissory Note, issued to Teton, Ltd. on June 1, 2010, filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.18
Form of Second Amendment to Promissory Note, effective as of January 1, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.19
Form of Fourth Amendment to Promissory Note, effective as of January 2, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

14.01	Code of Ethics, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010 and incorporated herein by reference.

21.01	List of subsidiaries, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010 and incorporated herein by reference.

23.01	Consent of James E. Smith & Associates, Independent Petroleum Engineers

23.02	Consent of Whitley Penn LLP

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: March 31, 2011	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2011	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2011
Michael Neufeld

/s/ RICHARD LINDERMANIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 31, 2011
Richard Lindermanis

/s/ ALAN GELFAND	Director	March 31, 2011
Alan Gelfand

/s/ DAVID J. MOSS	Director	March 31, 2011
David J. Moss