Form 10-Q
period 2011-03-31
Pegasi Energy Resources Corporation.
filed 2011-05-16
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

There were 33,660,801 shares of the registrant's common stock outstanding as of May 11, 2011.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$651,711	$249,802
Accounts receivable, trade	375,846	186,669
Accounts receivable, related parties	11,502	13,002
Joint-interest billings receivable, related parties, net	15,669	192,700
Joint-interest billing receivable, net	29,074	29,627
Assets held for sale	300,347	300,347
Other current assets	34,944	52,440
Total current assets	1,419,093	1,024,587

Property and equipment:
Equipment	73,099	83,711
Pipelines	722,809	722,937
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	135,689	135,689
Website	15,000	15,000
Total property and equipment	1,004,282	1,015,022
Less accumulated depreciation	(341,952)	(334,668)
Property and equipment, net	662,330	680,354

Oil and gas properties:
Oil and gas properties, proved	11,790,039	11,762,909
Oil and gas properties, unproved	9,103,877	9,044,960
Capitalized asset retirement obligations	219,040	219,040
Total oil and gas properties	21,112,956	21,026,909
Less accumulated depletion and depreciation	(1,061,917)	(1,018,100)
Oil and gas properties, net	20,051,039	20,008,809

Other assets:
Restricted cash – leasing program	166,570	394,693
Restricted cash – drilling program	723,910	793,611
Certificates of deposit	78,049	77,947
Total other assets	968,529	1,266,251

Total assets	$23,100,991	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$537,946	$340,118
Accounts payable	1,030,338	658,316
Accounts payable, related parties	1,483,960	1,321,979
Revenues payable	279,087	124,723
Interest payable, related party	552,783	394,704
Liquidated damages payable	181,751	173,802
Other payables	31,881	27,893
Current portion of notes payable	2,006	1,976
Current portion of notes payable, related party	8,160,646	8,160,646
Total current liabilities	12,260,398	11,204,157

Lease program deposits	166,570	394,693
Drilling prepayments	723,910	793,611
Notes payable	2,313	2,826
Asset retirement obligations	323,192	317,279
Total long-term liabilities	1,215,985	1,508,409

Total liabilities	13,476,383	12,712,566

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock: $0.001 par value; 125,000,000 shares authorized; 33,660,801 shares issued and outstanding at March 31, 2011 and 33,610,801 shares at December 31, 2010	33,661	33,611
Additional paid-in capital	19,923,354	19,903,404
Accumulated deficit	(10,332,407)	(9,669,580)
Total stockholders' equity	9,624,608	10,267,435

Total liabilities and stockholders' equity	$23,100,991	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenues:
Oil and gas	$201,166	$177,716
Condensate and skim oil	8,699	6,638
Transportation and gathering	147,457	67,388
Total revenues	357,322	251,742

Operating expenses:
Lease operating expenses	101,500	76,261
Pipeline operating expenses	39,032	19,158
Cost of gas purchased for resale	94,814	47,058
Depletion and depreciation	61,713	41,195
General and administrative	587,586	515,314
Total operating expenses	884,645	698,986
Loss from operations	(527,323)	(447,244)

Other income (expenses):
Interest income	102	191
Interest expense	(161,178)	(134,096)
Liquidated damages	(7,949)	(5,126)
Other income	5,068	(5,723)
Total other income (expenses)	(163,957)	(144,754)

Loss from continuing operations before income tax benefit	(691,280)	(591,998)

Income tax benefit	(9,959)	-

Loss from continuing operations	(681,321)	(591,998)
Income (loss) from discontinued operations (net of tax expenses of $9,959 and $0, respectively)	18,494	(90,879)

Net loss	$(662,827)	$(682,877)

Basic and diluted loss per share: Loss from continuing operations	(0.02)	(0.02)
Income (loss) from discontinued operations	0.00	(0.00)
Net loss	$(0.02)	$(0.02)

Weighted average shares outstanding	33,627,468	33,610,801

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net loss	$(662,827)	$(682,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	61,713	61,017
Accretion of discount on asset retirement obligations	5,913	4,506
Stock issued for consulting services	20,000	-
Loss on abandonment of equipment	-	5,727
Gain on sale of equipment	(4,872)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(189,177)	(30,709)
Accounts receivable, related parties	1,500	(1,272)
Joint-interest billing receivable, net	553	-
Joint-interest billings receivable, related parties, net	177,031	(3,911)
Other current assets	17,496	24,974
Accounts payable	372,022	98,793
Accounts payable, related parties	161,981	66,850
Revenues payable	154,364	14,376
Interest payable, related party	158,079	131,046
Liquidated damages payable	7,949	5,126
Other payables	3,988	(11,942)
Net cash provided by (used in) operating activities	285,713	(318,296)

Investing Activities
Additions to certificate of deposit	(102)	(190)
Purchases of oil and gas properties	(86,047)	(19,070)
Purchases of property and equipment	-	(84,920)
Proceeds from sale of property and equipment	5,000	-
Net cash used in investing activities	(81,149)	(104,180)

Financing Activities
Payments on notes payable	(483)	(1,716)
Cash overdraft	197,828	-
Proceeds from borrowing on notes payable, related party	-	623,000
Net cash provided by financing activities	197,345	621,284

Net increase in cash and cash equivalents	401,909	198,808
Cash and cash equivalents at beginning of period	249,802	127,176

Cash and cash equivalents at end of period	$651,711	$325,984

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,564	$4,221

Noncash disclosure - stock issued for consulting services	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2010, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2010 annual consolidated financial statements, have been omitted.

b)  New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820).  The guidance is effective for any interim and annual reporting periods that begin after December 15, 2009.  The Company adopted ASU No. 2010-06 in the first quarter of 2010 and the adoption did not have a material impact on the Company’s disclosures.  The standard also requires entities to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method.  This guidance is effective for fiscal years beginning after December 15, 2010, and for interim and periods within those fiscal years. The Company adopted the guidance in the first quarter of 2011 and the adoption did not have a material impact on the Company’s disclosures.

c)  Reclassifications

 Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

3.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:

	March 31, 2011	December 31, 2010

Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 1, 2010, including interest at 8%, with all principal and interest due on the maturity date of June 1, 2011 (however see third amendment below). Renewed original note which matured May 21, 2010. Secured by a stock pledge and security agreement.	$6,987,646	$6,987,646
Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note results in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of April 2, 2011 (however see fifth amendment below).	1,173,000	1,173,000
Total notes payable, related party	8,160,646	8,160,646
Less current portion	(8,160,646)	(8,160,646)
Total long-term notes payable, related party	$-	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

On June 1, 2010, a Promissory (Teton Renewal Note) note was executed to renew and extend the original note payable (Teton Note) which matured May 21, 2010.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  Interest payments were due on the note on October 1, 2010; January12, 2011; and April 1, 2011. Effective October 1, 2010 an amendment to the Teton Renewal Note was executed to eliminate the October 1, 2010 interest payment.  Effective January 2, 2011, a second amendment was executed which eliminated the January 1, 2011 interest payment.  The final maturity date of the Teton Renewal Note was unchanged and remained June 1, 2011.  Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date.  This option will continue in existence as long as any balance remains outstanding on the note.

Effective April 1, 2011, a third amendment was executed which eliminated the April 1, 2011 interest payment and extended the maturity date of the note from June 1, 2011 to June 1, 2013 at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The amendment also added an event of default whereby Teton may declare default on the note if the Company does not raise funds during or as a result of their engagement with a placement agent whom they initially engaged on March 25, 2011.

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

Effective April 2, 2011, a fifth amendment was executed which eliminated the April 2, 2011 interest payment and extended the maturity of the note from April 2, 2011 to June 1, 2013 at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The amendment also added an event of default whereby Teton may declare default on the note if the Company does not raise funds during or as a result of their engagement with a placement agent whom they initially engaged on March 25, 2011. In addition, the amendment granted Teton the right, to convert the outstanding balance on the Promissory note into shares of PERC’s common stock at a fixed conversion price of $0.60 per share.

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

In May 2009, the third and fourth amendments to the Teton Note were executed.  The third amendment deferred the May 21, 2009 interest payment to September 21, 2009 and the fourth amendment added $350,000 of additional funds to the outstanding balance of the Teton Note.  In September 2009, the fifth amendment was executed, which added $175,000 of additional funds to the outstanding balance of the Teton Note and deferred the interest payment due date from September 21, 2009 to October 21, 2009.  In February 2010, the seventh amendment to the Teton Note, dated May 21, 2007, was executed.  This amendment amended the sixth amendment, executed in October 2009, to defer the October 21, 2009 interest payment to February 21, 2010.  The seventh amendment eliminated the February 21, 2010 interest payment.  The final maturity date of the Teton Note was unchanged and remained May 21, 2010.  Upon maturity, the outstanding principal and accrued and unpaid interest on this note was renewed and extended to a maturity date of June 1, 2011.  See the Teton Renewal Note above.  The maturity date was subsequently extended to June 1, 2013.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

4.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The assets of this company are currently being held for sale and we have reported it as a discontinued operation (see Footnote 8).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Business segment revenue:
Oil and gas	$201,166	$177,716
Condensate and skim oil	8,699	6,638
Transportation and gathering	147,457	67,388
Total revenues	$357,322	$251,742

Business segment profit (loss):
Oil and gas	$(95,487)	$15,633
Condensate and skim oil	8,699	6,638
Transportation and gathering	(4,197)	(19,910)
General corporate	(436,338)	(449,605)
Loss from operations	$(527,323)	$(447,244)

Depletion and depreciation:
Oil and gas	$45,610	$25,940
Transportation and gathering	11,799	7,492
Assets held for sale	-	19,822
General corporate	4,304	7,763
Total depletion and depreciation	$61,713	$61,017

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Capital expenditures:
Oil and gas	$86,047	$19,070
Transportation and gathering	-	-
Assets held for sale	-	84,920
General corporate	-	-
Total capital expenditures	$86,047	$103,990

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

	March 31,	December 31,
	2011	2010
Business segment assets:
Oil and gas	$21,154,514	$20,538,826
Transportation and gathering	630,089	712,561
Assets held for sale	300,347	300,347
General corporate	1,016,041	1,428,267
Total assets	$23,100,991	$22,980,001

5. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At March 31, 2011, management reevaluated the status of the registration statement and determined an accrual of $181,751 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $181,751 and $173,802 in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively.

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

7.  RESTRICTED CASH – LEASING PROGRAM

Leasing Program

During the first quarter of 2010, the Company executed agreements with two independent oil and gas companies regarding leasing specific areas on the Cornerstone Project.  The agreements include both extensions and renewals of existing leaseholds that the Company currently holds and acquisitions of new leaseholds in order to expand the Company’s acreage position.  Funds received from these companies are restricted to the leasing programs and are considered released when they are spent in accordance with the agreements.  Total funds of $5,438,000 were received on these programs, $5,123,459 was spent on leasing activities and $147,971 was refunded leaving a balance of $166,570 in restricted cash and lease program deposits at March 31, 2011.

Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of the Norbord and Swamp Fox wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $2,249,980 were received on these programs and $1,526,070 was spent on drilling activities leaving a balance of $723,910 in restricted cash and drilling prepayments at March 31, 2011.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

8.  DISCONTINUED OPERATIONS

The Company’s wholly-owned subsidiary, 59 Disposal Inc., operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.  The disposal activities have diminished over the past twelve months and in January 2011, the Company offered for sale certain assets of the subsidiary.  It held a letter of intent from a potential buyer for the purchase of certain of 59 Disposal’s assets which was valid for thirty days after its signing on March 1, 2011.   Although the letter of intent has expired, the Company is continuing negotiations with the potential purchaser with an anticipated closing of the sale in 2011.

At March 31, 2011, assets of 59 Disposal to be included in the sale have a net book value of $300,347 and have been included in the consolidated balance sheets as assets held for sale.  The negotiated sales price is more than the net book value of the equipment so no impairment has been recorded.  Current assets and liabilities of 59 Disposal, including accounts receivable of $34,233, accounts payable of $51,641, related party payables of $111,679, interest payable of $1,550 and notes payable, related party, of $23,244  as of March 31, 2011, will be retained by the Company under the negotiated sale provisions.

The following schedule details 59 Disposal’s property and equipment to be included in the sale as of March 31, 2011:

	Cost	Accumulated Depreciation	March 31, 2011 Net Book Value
Lease & well equipment	$597,740	$318,916	$278,824
Buildings	19,916	2,353	17,563
Office furniture & equipment	6,550	2,590	3,960
	$624,206	$323,859	$300,347

Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $82,650 and $36,504 for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,	March 31,
	2011	2010

Income (loss) from discontinued operations	$28,453	$(90,879)
Income tax expense – discontinued operations	(9,959)	-
Income (loss) from discounted operations, net of tax	$18,494	$(90,879)

9.  SUBSEQUENT EVENTS

The notes payable, related party, were amended effective April 2011.  See Footnote 3 for details of such amendments.

The Company is currently in negotiations to sell a 35% portion of a pipeline they own.  Negotiations are anticipated to close in approximately thirty to forty-five days.  Current plans are to use the proceeds to refurbish a pipeline near the Norbord well which is expected to potentially double production from that well.

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

Our business strategy, which we designated as the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the Rodessa field area. We intend to develop and produce reserves at a low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of “best in class” drilling, (i.e. using the latest drilling techniques available and seismic technology).  We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our ownership of a large proprietary database which details the drilling history of the Cornerstone Project area since 1980.  We believe implementing our drilling strategy and using new drilling and completion techniques will enable us to find significant gas and oil reserves in the Cornerstone Project area.

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

59 Disposal owns an 80% undivided interest in and operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.  The disposal activities have diminished over the past twelve months and in January 2011, we offered for sale certain assets of the subsidiary.  We held a letter of intent from a potential buyer for the purchase of certain of 59 Disposal’s assets which was valid for thirty days after its signing on March 1, 2011.  Although the letter of intent has expired, we are continuing negotiations with the potential purchaser with an anticipated closing of the sale in 2011..

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

The Swamp Fox #1 test well was drilled to a total depth of 7,000 feet in December 2010.  The well is presently waiting on fracture stimulation after testing oil in the Pettit formation.  We need to obtain financing before the fracture stimulation can be started.

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

In order to implement our strategy, we will first need to raise additional capital to develop our properties.  We are seeking to raise additional capital within the industry and from financial institutions.  We currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.  We anticipate the cost of a horizontal oil well will be approximately $5 million and a vertical shallow gas well to be approximately $1 million.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of March 31, 2011, we operated 10 wells.

As of April 1, 2011, our leasehold position at 100% interest is 25,362 gross acres and 16,359 net acres of which  Pegasi’s net acres is approximately 9,280,. Our leasing program consists of renewing expiring leases and leasing previously unleased acreage.  We began discussions with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone Project.  Agreements were finalized in the middle of February and late March 2010 and could result in up to $4,000,000 and $4,700,000, respectively, in lease acquisitions. We have presently spent approximately $5.1 million of the funds.  This includes both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.   The participating companies are paying 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  We also finalized drilling agreements with various independent oil and gas companies in 2010 that have provided approximately $2.2 million in funds towards the drilling of the Norbord and Swamp Fox wells.

If we are able to obtain funding, our main emphasis will be to explore for oil with horizontal drilling.  The present discussions are based on pursuing an aggressive drilling program where we would be carried for an interest in any wells at no cost to us.  In addition, any funds raised could be used to apply fracture treatment to the Harris #2 and Childers #2 as well as deepening the Childers #1 and Harris #1.  The deepening will be to a minimum depth to complete the wells in the Cotton Valley formation and possibly deeper in order to evaluate the Cotton Valley Lime formation.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Summarized Results of Operations

	2011	2010	Increase (Decrease)
Total revenues	$357,322	$251,742	105,580
Total operating expenses	884,645	698,986	185,659
Loss from operations	(527,323)	(447,244)	80,079
Total other income (expenses)	(163,957)	(144,754)	19,203
Loss from continuing operations before income tax benefit	(691,280)	(591,988)	99,282
Income tax benefit	(9,959)	-	9,959
Loss from continuing operations	(681,321)	(591,998)	89,323
Income (loss) from discontinued operations, net of tax expense	18,494	(90,879)	109,373
Net loss	$(662,827)	$(682,877)	(20,050)

Revenues:  Total revenues for the three months ended March 31, 2011 totaled $357,322, compared to $251,742 for the three months ended March 31, 2010.  Production revenues of oil and gas increased $23,450 to $201,166 for the three months ended March 31, 2011 compared to $177,716 for the three months ended March 31, 2010.  Although oil prices increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, our oil production decreased, resulting in a $10,119 decrease in oil revenue.  This was offset by an increase in gas production from the Norbord well which began production in December 2010.  Gas prices decreased from the three months ended March 31, 2010 to the three months ended March 31, 2011, however, the increase in production from the Norbord well resulted in an overall $33,268 increase in gas revenues.  Transportation and gathering revenue increased $80,069 to $147,457 for the three months ended March 31, 2011 compared to $67,388 for the three months ended March 31, 2010.  The increase was mainly due to the Norbord gas being carried on the pipeline beginning in December 2010.

Expenses:  Total operating expenses for the three months ended March 31, 2011 were $884,645, compared to $698,986 for the three months ended March 31, 2010 resulting in a total increase of $185,659.  This increase is comprised of an increase in general and administrative expenses, cost of gas purchased for resale, and lease operating expenses.

Lease Operating Expenses: Total lease operating expenses for the three months ended March 31, 2011 were $101,500 compared to $76,261 for the three months ended March 31, 2010 which resulted in an increase of $25,239.  The primarily reason for the increase was the Norbord well starting production in December 2010 so that its initial lease operating charges were during the first quarter of 2011.

Cost of Gas Purchased for Resale:  The $47,756 increase in cost of gas purchased for resale to $94,814 for the three months ended March 31, 2011 from $47,058 for the three months ended March 31, 2010 was primarily due to a higher volume produced in 2011 due to the Norbord well starting production in December 2010.

General and Administrative Expense:  The $72,272 increase in general and administrative expense to $587,586 for the three months ended March 31, 2011 from $515,314 for the three months ended March 31, 2010 was primarily due to an increase in accounting fees and consulting fees.  The increase in accounting fees was due to issues in obtaining required reports in a timely manner for the 10-K.  The increase in consulting fees is related to fees paid with the issuance of shares of stock.

Other Income (Expenses):  Total other expenses for the three months ended March 31, 2011 were $163,957, compared to $144,754 of other expenses for the three months ended March 31, 2010 resulting in an increase of $19,203.  The primary reason for this increase was due to the addition of the accrued and unpaid interest on the Teton note being added to the principal balance of the Teton Renewal Note on June 1, 2010 which resulted in higher interest expense.

Income (Loss) from Discontinued Operations:  The gain from discontinued operations for the three months ended March 31, 2011 was $18,494, compared to a loss of $90,879 for the three months ended March 31, 2010.  This $109,373 increase was due to an increase in disposal activity and a decrease in operating costs.  In the first quarter of 2011, the potential purchaser of certain assets of 59 Disposal agreed to provide an average of ten to twelve trucks per week to the disposal plant until they are able to complete the negotiations.  This caused an increase in disposal revenue.  Also, in the first quarter of 2010, a workover was done on the Whitfield well which resulted in higher operating expenses.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $662,827 for the three months ended March 31, 2011 as compared to a net loss of $682,877 for the three months ended March 31, 2010.

Liquidity and Capital Resources

We held $651,711 in cash at March 31, 2011, made up of a majority of our cash accounts.  However, at March 31, 2011, several cash accounts had an overdraft which totaled $537,946, resulting in net cash of $113,765.  We also had a cash overdraft of $340,118 at December 31, 2010.  The increase in the cash overdraft is related to purchases of oil and gas properties and using cash to cover operating expenses.  In addition, our trade accounts payable have increased by $372,022 due to the drilling activity on the Norbord #1 and Swamp Fox #1 wells during the last quarter of 2010.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Total cash provided by (used in):
Operating activities	$285,713	$(318,296)
Investing activities	(81,149)	(104,180)
Financing activities	197,345	621,284
Increase in cash and cash equivalents	$401,909	$198,808

Cash provided by all operating activities for the three months ended March 31, 2011 totaled $285,713, compared to $318,296 used in operating activities for the three months ended March 31, 2010.  The increase of $604,009 in cash provided is primarily due to additional cash provided by increases in the following accounts; joint interest billing receivables, related parties of $180,942, accounts payable of $273,229, accounts payable, related parties of $95,131, and revenue payable of $139,988. This increase in cash provided was offset by a decrease of $158,468 in accounts receivable.

Cash used in investing activities for the three months ended March 31, 2011 was $81,149, compared to $104,180 for the three months ended March 31, 2010 for a net change of $23,031.  There were no property and plant purchases in the first three months of 2011 however we spent $84,920 in property and equipment purchases in the first three months of 2010 for the workover done on the Whitfield well.  This decrease was partially offset by an increase in lease and well equipment, and intangible drilling and completion costs for work done on the Norbord and Swamp Fox wells.   These costs increased from $19,070 for the first three months of 2010 to $86,047 for the first three months of 2011.

Cash provided by financing activities for the three months ended March 31, 2011 totaled $197,345, compared to $621,284 for the three months ended March 31, 2010, resulting in a decrease in cash of $423,939.  No advances were received on the related party note payable during the three months ended March 31, 2011; however, we received proceeds of $623,000 on it during the three months ended March 31, 2010.  This decrease in cash received was offset by an increase of $197,828 in our cash overdrafts for the three months ended March 31, 2011.  There were no cash overdrafts at March 31, 2010.

Sources of Liquidity

Our two main sources of liquidity continue to be from funds generated by production promotion fees and financing from a related party in the form of notes payable.  During 2010, we received promotion fees which paid for a portion or all of our cost in a proposed drilling well as well as prospect fees associated with the transactions. Any shortfall in revenue to cover costs has been covered by utilizing financing from a related party in the form of notes payable and delaying payment of accounts payable.  We believe that the proceeds from production and continued promotion of prospects, joint ventures with industry partners, and our anticipated selling of our disposal plant will be sufficient to finance our operations for 2011. In addition, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements included in our annual report on Form 10-K filed with the SEC on March 31, 2011.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

10.01	Form of Third Amendment to Promissory Note, effective as of April 1, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.02	Form of Fifth Amendment to Promissory Note, effective as of April 2, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION
Date: May 16, 2011	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)