Form 10-K/A
period 2010-12-31
Pegasi Energy Resources Corporation.
filed 2011-08-22
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

EXPLANATORY NOTE

 The Company is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 to amend and restate our consolidated financial statements and related disclosures for the year ended December 31, 2010 as discussed in Note 3 to the accompanying restated consolidated financial statements.

1. Background of the Restatement

On August 4, 2011, the Company’s Board of Directors, serving its role as audit committee, concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the year ended December 31, 2010 included in the Original Filing and the and the quarterly period ended March 31, 2011 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011, should not be relied upon because the Company failed to record a warrant derivative liability and to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants issued in conjunction with an equity offering in 2007 (the “Warrants”).

An explanation of the errors and their impact on the Company’s consolidated financial statements is contained in Note 3 to the consolidated financial statements contained in Item II of this report. The following is a brief summary of the accounting error:

(a)
The Company assessed its Warrants under the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40 which was effective January 1, 2009. EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. The Company did not properly assess the impact of certain anti-dilution provisions in the Warrants The anti-dilution provisions of the Warrants require an adjustment to the number of shares of common stock issuable upon exercise of the Warrants and the exercise price of the Warrants in the event the Company issues common stock, non-excludable options, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price, resulting in liability treatment and classification of such Warrants. The reset provision contained in these Warrants was triggered by the issuance of non-excluded stock options on December 24, 2010 and it was determined that the effect of the misstatement was material to the annual report on Form 10-K for the year ended December 31, 2010 and the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

(b)
The Company determined that it did not properly record its derivative liability related to the Warrants pursuant to EITF 07-5 upon its effective date of January 1, 2009 which required these Warrants to be recorded on the balance sheet at fair value. This misstatement was determined by the Company to be immaterial to the previously issued consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed March 29, 2010, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Form 10-Q. Accordingly, the consolidated financial statements for these periods are not being restated.

 2. Restatement of Other Financial Statements

In addition to the filing of this Amendment No. to to Form 10-K/A, the Company will be subsequently filing an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. The amendment to the Quarterly Report on Form 10-Q will be filed to restate the unaudited consolidated financial statements and related financial information for the period contained in that report to incorporate the impact of the anti-dilution provision triggered on December 24, 2010. In addition, another event occurred on March 1, 2011, that triggered the anti-dilution provision of the Warrant, which also required restatement in the consolidated financial statements for the quarterly period ended March 31, 2011.

3. Internal Control Considerations

Management determined that there was a deficiency in its internal control over financial reporting that constitutes a material weakness, as discussed in Part II — Item 9 of the Amended Filing. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weaknesses identified, see Part II — Item 9 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

●	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part II — Item 8. Consolidated Financial Statements and Supplementary Data; and

●	Part II — Item 9. Controls and Procedures.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s consolidated financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

PART I

FORWARD-LOOKING INFORMATION

This Amended Annual Report of Pegasi Energy Resources Corporation (“PERC,” or the “Company”) on Form 10-K contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein.

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

●
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

●
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

●	We will initially complete and produce the lower Cotton Valley pay zone (~10,500 ft.);
●
After producing the lower Cotton Valley zone for a period of time, we will move uphole to recomplete the upper Cotton Valley (~8,200 ft.), Travis Peak Zone (~7,500 ft.) and/or Pettit Zone (~6,500 ft.); and

●	After producing the upper Cotton Valley, Travis Peak and/or Pettit Zones for a period of time, we will co-mingle all zones and produce through the end of the wells’ lives.

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

We incurred net losses of $6,491,173 and $2,811,950 for the years ended December 31, 2010 and 2009, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Our strategy envisions expanding our business.  If we fail to effectively manage our growth, our consolidated financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

●	meet our capital needs;
●	expand our systems effectively or efficiently or in a timely manner;
●	allocate our human resources optimally;
●	identify and hire qualified employees or retain valued employees; or
●	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

·
●dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
●our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
●fluctuations in revenue from our oil and gas business as new reserves come to market;
●changes in the market for oil and natural gas commodities and/or in the capital markets generally;
●changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
●quarterly variations in our revenues and operating expenses;
●changes in the valuation of similarly situated companies, both in our industry and in other industries;
●changes in analysts’ estimates affecting our company, our competitors and/or our industry;
●changes in the accounting methods used in or otherwise affecting our industry;
●additions and departures of key personnel;
●announcements by relevant governments pertaining to incentives for alternative energy development programs;
●fluctuations in interest rates and the availability of capital in the capital markets; and
●significant sales of our common stock, including sales by future investors in future offerings we expect to make to raise additional capital.

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

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 70.48% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

●	election of our board of directors;
●	removal of any of our directors;
●	amendment of our certificate of incorporation or bylaws; and
●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our consolidated  financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2011 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

●
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

●
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

Consolidated Results of Operations

 Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Summarized Consolidated Results of Operations

	2010 (As restated)		2009	Increase (Decrease)
Total revenues		$996,943	$1,006,118	$(9,175)
Total other operating expenses		1,109,185	1,148,693	(39,508)
Total general and administrative expense		2,109,130	2,201,044	(91,914)
Loss from operations		(2,221,372)	(2,343,619)	(122,247)
Total other expenses		(4,269,801)	(474,033)	3,795,768
Loss before income tax benefit		(6,491,173)	(2,817,652)	3,673, 521
Income tax benefit		-	5,702	(5,702)
Net loss	$	(6,491,173)	$(2,811,950)	$3,679, 223

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

●
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

●
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

●
· Lease Operating Expenses:  The $76,043 decrease in lease operating expenses to $312,505 for the year ended December 31, 2010 from $388,548 for the year ended December 31, 2009 is primarily due to workover costs on the Bramlett and Ralph #1 wells incurred in the first half of 2009.

●
Cost of Gas Purchased for Resale:  The $32,560 increase in cost of gas purchased for resale to $180,614 for the year ended December 31, 2010 from $148,054 for the year ended December 31, 2009 is due to an increase in the purchase price for natural gas and volumes purchased from operators in addition to a by higher volume produced in December 2010 due to the Norbord well starting production.

●
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

Other Income (Expenses):  Total other expenses for the year ended December 31, 2010 was $4,269,801, compared to $474,033 for the year ended December 31, 2009.  The primary reason for this $3,795,768 increase was a result of change in fair value of the derivative warrant liability pursuant to the reset provision in the warrant agreement which was triggered in December 2010. This provision generated a change of $3,638,311. The remaining change was due to a $138,405 increase in interest expense from $456,719 for the year ended December 31, 2009 to $595,124 for the year ended December 31, 2010 due to an increase in the balance of the line of credit as well as the addition of the accrued and unpaid interest on the Teton Note being added to the principal balance of the Teton Renewal Note on June 1, 2010 both of which resulted in higher interest expense.

Income Tax Expense:  During the year ended December 31, 2010, we recognized an income tax benefit of $0 as compared to an income tax benefit of $5,702 for the year ended December 31, 2009 which was due to an over-accrual of the Texas Franchise tax liability in a prior year.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $6,491,173 in the year ended December 31, 2010 as compared to a net loss of $2,811,950 in the year ended December 31, 2009.

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

Cash used in operating activities for the year ended December 31, 2010 totaled $1,137,309, compared to $1,643,875 used in operating activities for the year ended December 31, 2009.  The decrease in cash used of $506,566 is primarily due to additional cash provided by changes in connection with operating assets and liabilities. The changes in operating assets and liabilities are primarily due to changes in accounts payable, accounts payable, related parties, and interest payable, related party.  In addition, the operations during 2010 included a non-cash charge of $230,302 for stock-based compensation expense and a non-cash charge for the change in fair value of the derivative warrant liability of $3,638,311.

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

Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. For warrant derivative instruments, the Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

27

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

As discussed in Note 3, the Company restated its consolidated financial statements as of and for the year ended December 31, 2010.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2011 , except for Notes 2, 3, 10, 11 and 12 to which the date is August 22, 2011.

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

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2010	2009
	(As Restated)
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$340,118	$-
Accounts payable	658,316	251,336
Accounts payable, related parties	1,321,979	874,076
Revenue payable	124,723	104,366
Interest payable, related parties	394,704	840,052
Liquidated damages payable	173,802	142,083
Other payables	27,893	35,795
Current portion of notes payable	1,976	6,570
Current portion of notes payable, related parties	8,160,646	6,352,303
Total current liabilities	11,204,157	8,606,581

Lease program deposits	394,693	-
Drilling prepayments	793,611	-
Notes payable	2,826	4,803
Asset retirement obligations	317,279	300,311
Derivative warrant liability	3,638,311	-
Total liabilities	16,350,877	8,911,695

Commitments and contingencies (Note 18 )

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 125,000,000 shares authorized; 33,610,801 shares issued and outstanding	33,611	33,611
Additional paid-in capital	19,903,404	19,673,102
Accumulated deficit	(13,307,891)	(6,816,718)
Total stockholders' equity	6,629,124	12,889,995

Total liabilities and stockholders' equity	$22,980,001	$21,801,690

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended December 31,
		2010	2009
		(As Restated)
Revenues:
Oil and gas		$578,207	$537,410
Condensate and skim oil		82,117	89,416
Transportation and gathering		268,983	246,264
Saltwater disposal income		67,636	133,028
Total revenues		996,943	1,006,118
Operating expenses:
Lease operating expenses		312,505	388,548
Saltwater disposal expenses		198,572	293,150
Pipeline operating expenses		151,600	78,746
Cost of gas purchased for resale		180,614	148,054
Depletion and depreciation		265,894	240,195
General and administrative		2,109,130	2,201,044
Total operating expenses		3,218,315	3,349,737
Loss from operations		(2,221,372)	(2,343,619)

Other income (expenses):
Interest income		752	2,431
Interest expense		(595,124)	(456,719)
Other expense, net		(37,118)	(19,745)
Changes in fair value of warrant derivative liability		(3,638, 311)	-
Total other expenses, net		(4,269,801)	(474,033)

Loss before income tax benefit		(6,491,173)	(2,817,652)

Income tax benefit		-	5,702
Net loss	$	(6,491,173)	$(2,811,950)

Basic and diluted loss per share		$(0. 19 )	$(0.08)

Weighted average shares outstanding – basic and diluted		33,610,801	33,610,801

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	33,610,801	$33,611	$19,673,102	$(4,004,768)	$15,701,945
Net loss	-	-	-	(2,811,950)	(2,811,950)
Balance at December 31, 2009	33,610,801	33,611	19,673,102	(6,816,718)	12,889,995
Stock-based compensation	-	-	230,302	-	230,302
Net loss (As Restated)	-	-	-	(6,491,173)	(6,491,173)
Balance at December 31, 2010 (As Restated)	33,610,801	$33,611	$19,903,404	$ (13,307,891)	$6,629,124

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
	(As Restated)
Operating Activities
Net loss	$ (6,491,173)	$(2,811,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	265,894	240,195
Accretion of discount on asset retirement obligations	18,165	17,004
Stock based compensation	230,302	-
Loss on abandonment of equipment	5,727	-
Change in fair value of warrant derivative liability	3,638,311	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(88,091)	151,073
Accounts receivable, related parties	-	56,406
Joint interest billing receivable, related parties, net	(174,717)	40,266
Joint interest billing receivable, net	(29,627)	-
Other current assets	(1,152)	38,489
Accounts payable	406,980	48,626
Accounts payable, related parties	447,903	209,080
Revenue payable	20,357	(90,194)
Interest payable, related parties	589,995	454,892
Liquidated damages payable	31,719	20,504
Other payables	(7,902)	(18,266)
Net cash used in operating activities	(1,137,309)	(1,643,875)

Investing Activities
Additions to certificates of deposit	(752)	-
Purchases of property and equipment	(117,402)	(30,194)
Purchases of oil and gas properties	(187,158)	(459,421)
Proceeds from sale of working interest	458,700	-
Net cash (used in) provided by investing activities	153,388	(489,615)

Financing Activities
Payments on notes payable	(6,571)	(6,589)
Cash overdraft	340,118	-
Borrowings on notes payable, related party	773,000	1,475,000
Net cash provided by financing activities	1,106,547	1,468,411

Net increase (decrease) in cash and cash equivalents	122,626	(665,079)
Cash and cash equivalents at beginning of year	127,176	792,255
Cash and cash equivalents at end of year	$249,802	$127,176

See Note 4 for supplemental cash flow and non-cash information.

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

j) Derivative Instruments
For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. For warrant derivative instruments, the Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

l)   Net Loss per Common Share
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.   The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the years ended December 31, 2010 and 2009 the Company had potentially dilutive shares of 26,985,880 and 10,666,834, respectively. For the years ended December 31, 2010 and 2009, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

m )  Fair Value of Financial Instruments
ASC Topic 825 requires certain disclosures regarding the fair value of financial instruments.  Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$3,638,311	$-	$3,638,311

The following table sets forth a summary of changes in fair value of our derivative liability for the years ended December 31, 2010 and 2009:

	2010	2009
Beginning Balance	$-	$-
Expense included in net loss	3,638,311	-
Balance at December 31	$3,638,311	$-

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

n)   New Accounting Pronouncements
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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

3.   RESTATEMENT
On August  10, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s consolidated financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “2010 Form 10-K”), should not be relied upon due to an error in such consolidated financial statements with respect to the accounting for common stock purchase warrants in connection with its December 2007 private placement (the “2007 Warrants”).  The Company determined that the historical consolidated financial statements for the year ended December 31, 2010 included in the Company’s 2010 Form 10-K require restatement to record the 2007 Warrants as a derivative liability and to properly reflect the liability through adjustment to Other Income/Expense in the Consolidated Statement Operations.

The Company has performed a complete assessment of its outstanding 2007 Warrants and has concluded that its outstanding 2007 Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), due to the inclusion in the Warrants of a provision requiring an adjustment to the number of shares and the exercise price of the 2007 Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in a reclassification of the warrants as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. The issuance of non-excluded stock options to a third party in December 2010 triggered the anti-dilution protection rights which reduced the exercise price of the Warrants and increased the number of shares of common stock issuable upon exercise of the Warrants. As a result of the adjustment the exercise price was adjusted from $1.60 to $0.42 and the number of shares issuable upon exercise of the Warrants increased from 5,035,367 to 19,182,350.

This amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s consolidated financial statements presented herein for the year ended December 31, 2010.  The corrections to the annual information in this amended Form 10-K/A had no impact on the Company’s previously reported operations from oil and gas activities or cash flows for the periods being restated.  However, a derivative liability has been recorded on the Consolidated Balance Sheet and a corresponding non-cash charge to Other Income/Expense has been reported on the Consolidated Statement of Operations.

The Company determined that it did not properly record its derivative liability related to the 2007 Warrants pursuant to ASC 815-40 upon its effective date of January 1, 2009 which required these Warrants to be recorded on the balance sheet at fair value. This misstatement was determined by the Company to be immaterial to the previously issued consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed March 29, 2010, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Form 10-Q (collectively, the “Affected Periods”).  Accordingly, the consolidated financial statements for the Affected Periods are not being restated.

The following tables show the effects of the restatement on the Company's consolidated balance sheet as of December 31, 2010 and consolidated statements of operations and cash flows for the year ended December 31, 2010:

Pegasi Energy Resources Corporation
Consolidated Balance Sheets

	As of December 31, 2010
	As Previously Reported	As Restated

Derivative warrant liability	$-	$3,638,311

Total liabilities	$12,712,566	$16,350,877

Accumulated deficit	$(9,669,580)	$(13,307,891)

Total stockholders’ equity	$10,267,435	$6,629,124

Pegasi Energy Resources Corporation
Consolidated Statement of Operations

	Year ended December 31, 2010
	As Previously Reported	As Restated

Changes in fair value of warrant derivative liability	$-	$(3,638,311)

Total other income (expense)	$(631,490)	$(4,269,801)

Net loss	$(2,852,862)	$(6,491,173)

Basic and diluted loss per share	$(0.08)	$(0.19)

The loss resulting from the change in fair value of the warrant derivative liability for the year ended December 31, 2010, was incurred at the corporate level.  The Company did not recognize any income tax benefits (expense) associated with the change in fair value for the year ended December 31, 2010.  Therefore, the restatement did not have an effect on the Company’s taxable income for the year ended December 31, 2010.

Pegasi Energy Resources Corporation
Consolidated Statement of Cash Flows

	Year ended December 31, 2010
	As Previously Reported	As Restated

Net loss	$(2,852,862)	$(6,491,173)

Changes in fair value of warrant derivative liability	-	3,638,311

Net cash used in operating activities	$(1,137,309)	$(1,137,309)

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

7.     NOTES PAYABLE, RELATED PARTIES

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

10.   WARRANTS OUTSTANDING

In December 2007, the Company issued warrants to placement agents to purchase 837,850 shares of common stock, of which 346,850 could be exercised cashless and 491,000 exercised at a price of $1.60 per share until December 31, 2012, as part of a securities purchase offering.  On January 24, 2008, the Company issued an additional 9,615 warrants to a placement agent under the same terms as the original warrants.  Also in December 2007, the Company issued 8,375,784 warrants to purchase 4,187,901 shares of common stock exercisable until December 31, 2012 in connection with a securities purchase agreement.  The warrants had an exercise price of $1.60 per share.

The 2007 Warrant Agreement contains anti-dilution protection rights (“ratchet provision”) which require an adjustment to the exercise price of the warrants and a proportional adjustment to the number of shares of common stock issuable upon exercise of the warrants in the event the Company issues common stock, stock options, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  On December 24, 2010, the Company issued non-excluded stock options to a third party with an exercise price of $0.42 which was below the original exercise of $1.60 contained in the agreement which triggered the ratchet provision.  The effect of the anti-dilution provision resulted in an adjustment to the number of shares of common stock issuable upon exercise of the warrants from 5,035,367 shares with an exercise price of $1.60 per share to 19,182,350 shares with an exercise price of $0.42 per share.

A summary of warrant activity and shares issuable upon exercise of the warrants during the years ended December 31, 2010 and 2009 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2008	9,223,249	5,035,367	$1.60
Warrants issued	-	-	-
Warrants exercised	-	-	-
Outstanding at December 31, 2009	9,223,249	5,035,367	1.60
Warrants issued	-	-	-
Warrants exercised	-	-	-
Shares issuable under anti-dilution adjustment on 12/24/10	-	14,146,983	0.42
Outstanding at December 31, 2010	9,223,249	19,182,350	0.42

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

11.  DERIVATIVE WARRANT LIABILITIY

As of December 31, 2010 and 2009, the Company had derivative warrant liabilities of $3,638,311 and -0-, respectively.

The Company used the Black-Scholes valuation model to estimate the fair value of the warrant derivative liability. Significant assumptions used at December 31, 2010 were as follows:

2010

Market value of stock on reporting date (1)	$0.30
Risk-free interest rate (2)	0.65%
Dividend yield (3)	0.00%
Volatility factor	143.62%
Expected life (4)	1.96 years

(1)  The market value of the stock on the data of reporting was based on reported public market prices.
(2)  The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of reporting.
(3)  Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.
(4)  Expected life is remaining contractual life of the warrants.

Upon issuance of non-excluded options on December 24, 2010, with an exercise price below the exercise price defined in the Warrant agreement, the anti-dilution provision was triggered.  Upon triggering the anti-dilution provision, the Company assessed its Warrants under ASC 815-40, which provides guidance as to assessing equity versus liability treatment, and it was determined that the Warrants should be classified as a derivative liability under ASC 815-40.  As a result, the fair value of the warrants is recorded as a derivative liability.  Each reporting period, the derivative liability is fair valued with the non-cash gain or loss recorded in the period as Other Income/Expense.  Since the exercise price of the Warrants can be potentially decreased and the number of shares to settle the Warrants increased each time a trigger event occurs that results in a new adjusted exercise price below the adjusted exercise price then in effect, there could be a potentially infinite number of shares required to settle the Warrant agreement.  However, the Company has the capability of limiting the occurrence of such events.

12.      INCOME TAXES

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

Income tax benefit for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2010	2009

Computed “expected” tax benefit	$2,206,999	$958,002
State and local income taxes, net of federal income tax benefit	-	3,763
Change in valuation allowances	(393, 458)	(1,054,242)
Non-deductible expenses	(4,294)	(4,551)
Prior year adjustment	(1,774,269) 1	-
Other	(34,978)	102,730
Income tax benefit	$-	$5,702

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$3,300,174	$2,524,420
Deferred interest expense	486,482	285,618
Liquidated damages payable	59,093	48,308
Accretion expense	33,401	27,225
Contributions carry forward	612	605
Accrued salaries	306,177	161,500
Derivative warrant liability	1,237,026	-
Valuation allowance	(1,685,823)	(1,292,363)
Total deferred tax assets	3,737,142	1,755,313

Deferred tax liabilities:
Oil and gas properties	(3,489,326)	(1,514,020)
Fixed assets and organization costs	(247,816)	(241,293)
Total deferred tax liabilities	(3,737,142)	(1,755,313)

Net deferred tax liability	$-	$-

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

13.      SEGMENT INFORMATION

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

15.   RESTRICTED CASH

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

16.   PREFERRED AND COMMON STOCK

On October 19, 2010, the Company’s Board of Directors and a majority of its shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $.001 per share to 125,000,000 shares.   The amendment also authorized 5,000,000 shares of blank-check preferred stock, par value $.001.

17.    RISK CONCENTRATIONS

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

18. COMMITMENTS AND CONTINGENCIES

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

19. SUBSEQUENT EVENTS

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

a)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis .  For example, on August 4, 2011, we became aware that we had failed to recognize a warrant derivative liability with respect to the impact of an anti-dilution provision on our warrants and the subsequent measurement of fair value of the warrant derivative, as required by Accounting Standards Codification 815-40.  As a result, we determined that our consolidated financial statements for the year ended December 31, 2010 filed in the annual report on Form 10-K and our consolidated financial statements as of and for the three month period ended March 31, 2011 filed in the quarterly report on Form 10-Q (collectively, the “Report”) should not be relied upon and needed to be restated.; and

b)
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

We are committed to improving our financial organization. As part of this commitment, in August 2011, we adopted additional controls to strengthen our internal controls over financial reporting as a result of the failure in recognizing the warrant derivative liability issued that resulted in the amendment to our Reports. If the issuance of any securities is contemplated, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such warrants or other derivative financial instruments may have prior to issuance. Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, when funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum.  As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel.  We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements and anticipate doing so until we have a sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010, because of a material weakness relating to the accounting for equity-linked financial instruments, specifically stock purchase warrants. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the change in fair value of warrant derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis.  The material weakness described above resulted in a restatement of the Company’s consolidated financial statements for the year ended December 31, 2010 on Form 10-K/A and for the interim period ended March 31, 2011 on Form 10-Q/A as discussed in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K/A.
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

●
The employee having, in the reasonable judgment of the Company, committed an act which if prosecuted and resulting in a conviction would constitute a fraud, embezzlement, or any felonious offense (specifically excepting simple misdemeanors not involving acts of dishonesty and all traffic violations);

●	The employee’s theft, embezzlement, misappropriation of or intentional and malicious infliction of damage to the Company’s property or business opportunity;
●	the employee’s repeated abuse of alcohol, drugs or other substances as determined by an independent medical physician; or
●
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

 Director Compensation

Non-employee directors did not receive any compensation for services to our company for the fiscal year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2011.

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)

Michael H. Neufeld (4)	Common Stock	20,110,098 (5)	50.37%

William L. Sudderth (4)	Common Stock	20,035,098 (6)	50.22%

Richard A. Lindermanis	Common Stock	2,425,595 (7)	7.16%

Alan Gelfand	Common Stock	525,000 (8)	1.54%

David J. Moss	Common Stock	600,000 (9)	1.76%

All Officers and Directors	Common Stock	29,017,538 (10)	70.48%
As a Group (5 persons)

Teton Royalty Ltd. (4)	Common Stock	10,478,253 (11)	26.42%

TR Energy, Inc. (12)	Common Stock	4,200,000	12.48%

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

10.18
Form of Second Amendment to Promissory Note, effective as of January 1, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd. †

10.19
Form of Fourth Amendment to Promissory Note, effective as of January 2, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd. †

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

† Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: August 22, 2011	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2011	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD	Chief Executive Officer (Principal Executive Officer) and Director	August 22, 2011
Michael Neufeld

/s/ RICHARD LINDERMANIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	August 22, 2011
Richard Lindermanis

/s/ ALAN GELFAND	Director	August 22, 2011
Alan Gelfand

/s/ DAVID J. MOSS	Director	August 22, 2011
David J. Moss

/s/ OLIVER WALDRON	Director	August 22, 2011
Oliver Waldron