Form 10-Q/A
period 2011-03-31
Pegasi Energy Resources Corporation.
filed 2011-08-22
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on May 16, 2011 to amend and restate the consolidated financial statements and related disclosures for the fiscal quarter ended March 31, 2011 as discussed in Note 3 to the accompanying restated consolidated financial statements.

1.           Background of the Restatement

On August 4, 2011, the Company’s Board of Directors, serving its role as audit committee, concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011, and the quarterly period ended March 31, 2011 included in Original Filing should not be relied upon because the Company failed to record a warrant derivative liability and to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants issued in conjunction with an equity offering in 2007 (the “Warrants”).

An explanation of the errors and their impact on the Company’s consolidated financial statements is contained in Note 3 to the consolidated financial statements contained in Item 1 of this report. The following is a brief summary of the accounting error:

The Company assessed its Warrants  under the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40 which was effective January 1, 2009.   EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. The Company did not properly assess the impact of certain anti-dilution provisions in the Warrants.    The anti-dilution provisions of the Warrants require an adjustment to the number of shares of common stock issuable upon exercise of the Warrants and the exercise price of the Warrants in the event the Company issues common stock, non-excluded options, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price, resulting in liability treatment and classification of such Warrants. The reset provision contained in these Warrants was triggered by the issuance of non-excluded stock options on December 24, 2010 and was reset again upon the issuance of common stock to a third party on March 1,  2011.  It was determined that the effect of these misstatements were material to the annual report on Form 10-K for the year ended December 31, 2010 and the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

 2.           Internal Control Considerations

Management determined that there was a deficiency in its internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of the Amended Filing. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis..  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Consolidated Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I — Item 4. Controls and Procedures.

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

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$651,711	$249,802
Accounts receivable, trade	375,846	186,669
Accounts receivable, related parties	11,502	13,002
Joint-interest billings receivable, related parties, net	15,669	192,700
Joint-interest billing receivable, net	29,074	29,627
Assets held for sale	300,347	300,347
Other current assets	34,944	52,440
Total current assets	1,419,093	1,024,587

Property and equipment:
Equipment	73,099	83,711
Pipelines	722,809	722,937
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	135,689	135,689
Website	15,000	15,000
Total property and equipment	1,004,282	1,015,022
Less accumulated depreciation	(341,952)	(334,668)
Property and equipment, net	662,330	680,354

Oil and gas properties:
Oil and gas properties, proved	11,790,039	11,762,909
Oil and gas properties, unproved	9,103,877	9,044,960
Capitalized asset retirement obligations	219,040	219,040
Total oil and gas properties	21,112,956	21,026,909
Less accumulated depletion and depreciation	(1,061,917)	(1,018,100)
Oil and gas properties, net	20,051,039	20,008,809

Other assets:
Restricted cash – leasing program	166,570	394,693
Restricted cash – drilling program	723,910	793,611
Certificates of deposit	78,049	77,947
Total other assets	968,529	1,266,251

Total assets	$23,100,991	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2011	2010
	(Unaudited) (As Restated)	(As Restated)
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$537,946	$340,118
Accounts payable	1,030,338	658,316
Accounts payable, related parties	1,483,960	1,321,979
Revenues payable	279,087	124,723
Interest payable, related party	552,783	394,704
Liquidated damages payable	181,751	173,802
Other payables	31,881	27,893
Current portion of notes payable	2,006	1,976
Current portion of notes payable, related party	8,160,646	8,160,646
Total current liabilities	12,260,398	11,204,157

Lease program deposits	166,570	394,693
Drilling prepayments	723,910	793,611
Notes payable	2,313	2,826
Asset retirement obligations	323,192	317,279
Derivative warrant liability	4,519,514	3,638,311

Total liabilities	17,995,897	16,350,877

Commitments and contingencies ( Note 8 )

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock: $0.001 par value; 125,000,000 shares authorized; 33,660,801 shares issued and outstanding at March 31, 2011 and 33,610,801 shares at December 31, 2010	33,661	33,611
Additional paid-in capital	19,923,354	19,903,404
Accumulated deficit	(14,851,921)	(13,307,891)
Total stockholders' equity	5,105,094	6,629,124

Total liabilities and stockholders' equity	$23,100,991	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(As Restated)
Revenues:
Oil and gas	$201,166	$177,716
Condensate and skim oil	8,699	6,638
Transportation and gathering	147,457	67,388
Total revenues	357,322	251,742

Operating expenses:
Lease operating expenses	101,500	76,261
Pipeline operating expenses	39,032	19,158
Cost of gas purchased for resale	94,814	47,058
Depletion and depreciation	61,713	41,195
General and administrative	587,586	515,314
Total operating expenses	884,645	698,986
Loss from operations	(527,323)	(447,244)

Other income (expenses):
Interest income	102	191
Interest expense	(161,178)	(134,096)
Liquidated damages	(7,949)	(5,126)
Other income	5,068	(5,723)
Changes in fair value of warrant derivative liability	(881,203)	-
Total other income (expenses)	(1,045,160)	(144,754)

Loss from continuing operations before income tax benefit	(1,572,483)	(591,998)

Income tax benefit	9,959	-

Loss from continuing operations	(1,562,524)	(591,998)
Income (loss) from discontinued operations (net of tax expenses of $9,959 and $0, respectively)	18,494	(90,879)

Net loss	$(1,544,030)	$(682,877)

Basic and diluted loss per share: Loss from continuing operations	(0.05)	(0.02)
Income (loss) from discontinued operations	0.00	(0.00)
Net loss	$(0.05)	$(0.02)

Weighted average shares outstanding	33,627,468	33,610,801

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(As Restated)
Operating Activities
Net loss	$(1,544,030)	$(682,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	61,713	61,017
Accretion of discount on asset retirement obligations	5,913	4,506
Stock issued for consulting services	20,000	-
Loss on abandonment of equipment	-	5,727
Gain on sale of equipment	(4,872)	-
Changes in fair value of warrant derivative liability	881,203	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(189,177)	(30,709)
Accounts receivable, related parties	1,500	(1,272)
Joint-interest billing receivable, net	553	-
Joint-interest billings receivable, related parties, net	177,031	(3,911)
Other current assets	17,496	24,974
Accounts payable	372,022	98,793
Accounts payable, related parties	161,981	66,850
Revenues payable	154,364	14,376
Interest payable, related party	158,079	131,046
Liquidated damages payable	7,949	5,126
Other payables	3,988	(11,942)
Net cash provided by (used in) operating activities	285,713	(318,296)

Investing Activities
Additions to certificate of deposit	(102)	(190)
Purchases of oil and gas properties	(86,047)	(19,070)
Purchases of property and equipment	-	(84,920)
Proceeds from sale of property and equipment	5,000	-
Net cash used in investing activities	(81,149)	(104,180)

Financing Activities
Payments on notes payable	(483)	(1,716)
Cash overdraft	197,828	-
Proceeds from borrowing on notes payable, related party	-	623,000
Net cash provided by financing activities	197,345	621,284

Net increase in cash and cash equivalents	401,909	198,808
Cash and cash equivalents at beginning of period	249,802	127,176

Cash and cash equivalents at end of period	$651,711	$325,984

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,564	$4,221

Noncash disclosure - stock issued for consulting services	$20,000	$-

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2010, and notes thereto, which are included in the Company’s annual report on Form 10-K/A filed with the SEC on August 22 , 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2010 annual consolidated financial statements, have been omitted.

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

d)  Derivative Instruments

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

e)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.   The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the quarters ended March 31, 2011 and March 31, 2010, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.  For the quarters ended March 31, 2011 and March 31, 2010, the Company had potentially dilutive shares of , 28,056,477 and 11,446,415, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

3. RESTATEMENT

On August 10, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s consolidated financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “2010 Form 10-K”),  should not  be relied upon due to an error in such consolidated financial statements with respect to the accounting for common stock purchase warrants in connection with its December 2007 private placement (the “2007 Warrants”).  The Company determined that the historical consolidated financial statements for the year ended December 31, 2010 included in the Company’s 2010 Form 10-K required restatement to properly record the 2007 Warrants as a derivative liability and to properly reflect the liability through an adjustment to Other Income/Expense in the Consolidated Statement of Operations.

The Current Report on Form 8-K which the Company filed with the SEC on August 10, 2011 also reported management’s determination that the Company’s consolidated financial statements for the fiscal quarter ended March 31, 2011, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed with the SEC on May 16, 2011 (the “March 2011 Form 10-Q”) should not be relied upon due to an error in such financial statements with respect to the accounting for the 2007 Warrants.

The Company has performed a complete assessment of its outstanding 2007 Warrants and has concluded that its outstanding 2007 Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), due to the inclusion in the Warrants of a provision requiring an adjustment to the number of shares and the exercise price of the 2007 Warrants in the event the Company issues common stock, non-excluded options or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in a reclassification of the warrants as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.  The issuance of non-excluded stock options on December 24, 2010, and the issuance of stock to a third party in exchange for the fair value of  services on March 1, 2011, triggered the anti-dilution protection rights which reduced the exercise price of the Warrants and increased the number of shares of common stock issuable upon exercise of the Warrants.  As a result of the March 2011 adjustment the exercise price was adjusted from $0.42 to $0.40 and the number of shares issuable upon exercise of the Warrants increased from 19,182,350 to 20,141,468.

This amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2011 incorporates corrections made in response to the accounting errors described above by restating the Company’s consolidated financial statements presented herein for the fiscal quarter ended March 31, 2011.  The corrections to the quarterly information in this amended Form 10-Q/A had no impact on the Company’s previously reported operations from oil and gas activities or cash flows for the periods being restated.  However, a derivative liability has been recorded on the Consolidated Balance Sheet and a corresponding non-cash charge to Other Income/Expense has been reported on the Consolidated Statement of Operations.

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of March 31, 2011, consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2011:

PEGASI ENERGY RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2011
	As Previously Reported	As Restated
Derivative warrant liability	-	4,519,514

Total liabilities	13,476,383	17,995,897

Accumulated deficit	(10,332,407)	(14,851,921)

Total stockholders’ equity	9,624,608	5,105,094

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

PEGASI ENERGY RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2011
	As Previously Reported	As Restated
Changes in fair value of warrant derivative liability	$-	$(881,203)

Total other income (expenses)	(163,957)	(1,045,160)

Loss from continuing operations before income tax benefit	(691,280)	(1,572,483)

Loss from continuing operations	(681,321)	(1,562,524)

Net loss	$(662,827)	$(1,544,030)

Basic and diluted loss per share	$(0.02)	$(0.05)

The Company did not recognize any income tax benefits (expense) associated with the change in fair value of the warrant derivative liability in the three months ended March 31, 2011.  Therefore, the restatement did not have an effect on the Company’s taxable income for the three months ended March 31, 2011.

PEGASI ENERGY RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2011
	As Previously Reported	As Restated
Net loss	$(662,827)	$(1,544,030)

Changes in fair value of warrant derivative liability	-	(881,203)

Net cash provided by operating activities	285,713	285,713

4.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:	March 31, 2011	December 31, 2010

Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 1, 2010, including interest at 8%, with all principal and interest due on the maturity date of June 1, 2011 (however see third amendment below). Renewed original note which matured May 21, 2010. Secured by a stock pledge and security agreement.	$6,987,646	$6,987,646
Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note results in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of April 2, 2011 (however see fifth amendment below).	1,173,000	1,173,000
Total notes payable, related party	8,160,646	8,160,646
Less current portion	(8,160,646)	(8,160,646)
Total long-term notes payable, related party	$-	$-

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

5.  WARRANTS OUTSTANDING

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

The 2007 Warrant Agreement contains anti-dilution protection rights (“ratchet provision”) which require an adjustment to the exercise price of the warrants and a proportional adjustment to the number of shares of common stock issuable upon exercise of the warrants in the event the Company issues common stock, stock options, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  On December 24, 2010, the Company issued non-excluded stock options to a third party with an exercise price of $0.42 which was below the original exercise of $1.60 contained in the agreement which triggered the ratchet provision.  The effect of the anti-dilution provision resulted in an adjustment to the number of shares of common stock issuable upon exercise of the warrants from 5,035,367 shares with an exercise price of $1.60 per share to 19,182,350 shares with an exercise price of $0.42 per share.. On March 1, 2011, the Company issued common shares at the then current market value of $0.40 to a consultant for the fair value of services rendered which also triggered the ratchet provision.  The effect of the anti-dilution provision  resulted in an adjustment to the number of shares of common stock issuable upon exercise of the warrants from 19,182,350 shares with an exercise price of $0.42 per share to 20,141,468 with an exercise price of $0.40 per share.

A summary of warrant activity and shares issuable upon exercise of the warrants during the periods ended December 31, 2010 and March 31, 2011 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,223,249	19,182,350	$0.42
Warrants issued	-	-	-
Warrants exercised	-	-	-
Shares issuable under anti-dilution adjustment on 3/1/11	-	959,114	0.40
Outstanding at March 31, 2011	9,223,249	20,141,468	$0.40

No warrants were issued during the quarter ended March 31, 2011.

6.  DERIVATIVE WARRANT LIABILITIY

As of March 31, 2011 and December 31, 2010, the Company had derivative warrant liabilities of $4,519,514 and $3,638,311, respectively.

The Company used the Black-Scholes valuation model to estimate the fair value of the derivative warrant liability.  Significant assumptions used at March 31, 2011 were as follows:

March 31, 2011

Market value of stock on reporting date (1)	$0.38
Risk-free interest rate (2)	0.65%
Dividend yield (3)	0.00%
Volatility factor	128.40%
Expected life (4)	1.71 years

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

Upon issuance of shares on March 1, 2011, with an exercise price below the then-current exercise price, the anti-dilution provision was triggered.  Upon triggering the anti-dilution provision, the Company assessed its Warrants under ASC 815-40, which provides guidance as to assessing equity versus liability treatment, and it was determined that the Warrants should be classified as a derivative liability under ASC 815-40.  As a result, the fair value of the warrants is recorded as a derivative liability.  Each reporting period, the derivative liability is fair valued with the non-cash gain or loss recorded in the period as Other Income/Expense.  Since the exercise price of the Warrants can be potentially decreased and the number of shares to settle the Warrants increased each time a trigger event occurs that results in a new adjusted exercise price below the adjusted exercise price then in effect, there could be a potentially infinite number of shares required to settle the warrant agreement.  However, the Company has the capability of limiting the occurrence of such events.

7.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The assets of this company are currently being held for sale and we have reported it as a discontinued operation ( see Note 11 ).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

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

8. COMMITMENTS AND CONTINGENCIES

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

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

2007 Warrants	$-	$4,519,514	$-	$4,519,514

The following table sets forth a summary of changes in fair value of our derivative liability for the three months ended March 31, 2011:

Three months ended March 31, 2011
Beginning Balance – December 31, 2010	$3,638,311
Expense included in net loss	881,203
Balance at March 31	$4,519,514

The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

10.  RESTRICTED CASH – LEASING PROGRAM

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

11.  DISCONTINUED OPERATIONS

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

12.  SUBSEQUENT EVENTS

The notes payable, related party, were amended effective April 2011.  See Footnote 4 for details of such amendments.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q/A. Important  factors not  currently  known  to management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

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

As of April 1, 2011, our leasehold position at 100% interest is 25,362 gross acres and 16,359 net acres of which  Pegasi’s net acres is approximately 9,280. Our leasing program consists of renewing expiring leases and leasing previously unleased acreage.  We began discussions with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone Project.  Agreements were finalized in the middle of February and late March 2010 and could result in up to $4,000,000 and $4,700,000, respectively, in lease acquisitions. We have presently spent approximately $5.1 million of the funds.  This includes both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.   The participating companies are paying 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  We also finalized drilling agreements with various independent oil and gas companies in 2010 that have provided approximately $2.2 million in funds towards the drilling of the Norbord and Swamp Fox wells.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Summarized Results of Operations

	2011 (As Restated)	2010	Increase (Decrease)
Total revenues	$357,322	$251,742	105,580
Total operating expenses	884,645	698,986	185,659
Loss from operations	(527,323)	(447,244)	80,079
Total other income (expenses)	(1,045,160)	(144,754)	900,406
Loss from continuing operations before income tax benefit	(1,572,483)	(591,998)	980,485
Income tax benefit	(9,959)	-	9,959
Loss from continuing operations	(1,562,524)	(591,998)	970,526
Income (loss) from discontinued operations, net of tax expense	18,494	(90,879)	109,373
Net loss	$(1,544,030)	$(682,877)	861,153

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

Other Income (Expenses):  Total other expenses for the three months ended March 31, 2011 were $1,045,160 compared to $144,754 of other expenses for the three months ended March 31, 2010 resulting in an increase of $900,406.  The primary reason for this increase was due to the $881,203 loss resulting from the change in fair value of our warrant derivative liability.  The remaining change was due to the addition of the accrued and unpaid interest on the Teton note being added to the principal balance of the Teton Renewal Note on June 1, 2010 which resulted in higher interest expense.

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

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $1,544,030 for the three months ended March 31, 2011 as compared to a net loss of $682,877 for the three months ended March 31, 2010.

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

a)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.  For example, on August 4, 2011, we became aware that we had failed to recognize a warrant derivative liability with respect to the impact of an anti-dilution provision on our warrants and the subsequent measurement of fair value of the warrant derivative, as required by Accounting Standards Codification 815-40.  As a result, we determined that our consolidated financial statements for the year ended December 31, 2010 filed in the annual report on Form 10-K and our consolidated financial statements as of and for the three month period ended March 31, 2011 filed in the quarterly report on Form 10-Q (collectively, the “Reports”) should not be relied upon and needed to be restated; and

b)
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

We are committed to improving our financial organization. As part of this commitment, in August 2011, we adopted additional controls to strengthen our internal controls over financial reporting as a result of the failure in recognizing the warrant derivative liability issued that resulted in the amendment to our Reports. If the issuance of any sercurties is contemplated, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such warrants or other derivative financial instruments may have prior to issuance. Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

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

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
†	Previously filed

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