Form 10-Q
period 2011-06-30
Pegasi Energy Resources Corporation.
filed 2011-08-22
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

There were 44,438,601 shares of the registrant's common stock outstanding as of August 18, 2011.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$442,480	$249,802
Accounts receivable, trade	447,727	186,669
Accounts receivable, related parties	13,002	13,002
Joint-interest billings receivable, related parties, net	72,342	192,700
Joint-interest billings receivable, net	53,470	29,627
Assets held for sale	300,347	300,347
Other current assets	56,670	52,440
Total current assets	1,386,038	1,024,587

Property and equipment:
Equipment	73,099	83,711
Pipelines	722,809	722,937
Leasehold improvements	7,022	7,022
Vehicles	50,663	50,663
Office furniture	135,689	135,689
Website	15,000	15,000
Total property and equipment	1,004,282	1,015,022
Less accumulated depreciation	(361,973)	(334,668)
Property and equipment, net	642,309	680,354

Oil and gas properties:
Oil and gas properties, proved	11,775,650	11,762,909
Oil and gas properties, unproved	9,291,183	9,044,960
Capitalized asset retirement obligations	219,040	219,040
Total oil and gas properties	21,285,873	21,026,909
Less accumulated depletion	(1,112,638)	(1,018,100)
Oil and gas properties, net	20,173,235	20,008,809

Other assets:
Restricted cash – leasing program	20,291	394,693
Restricted cash – drilling program	721,038	793,611
Deferred financing costs	20,000	-
Certificates of deposit	78,128	77,947
Total other assets	839,457	1,266,251

Total assets	$23,041,039	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$660,432	$340,118
Accounts payable	1,086,536	658,316
Accounts payable, related parties	1,643,148	1,321,979
Revenues payable	385,867	124,723
Interest payable, related party	710,862	394,704
Liquidated damages payable	189,972	173,802
Other payables	34,580	27,893
Current portion of notes payable	2,037	1,976
Current portion of notes payable, related party	-	8,160,646
Total current liabilities	4,713,434	11,204,157

Lease program deposits	20,291	394,693
Drilling prepayments	721,038	793,611
Notes payable	1,793	2,826
Notes payable, related party	8,160,646	-
Asset retirement obligations	327,974	317,279
Derivative warrant liability	2,022,203	3,638,311

Total liabilities	15,967,379	16,350,877

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock; $0.001 par value; 125,000,000 shares
Authorized; 33,660,801 shares issued and outstanding at
June 30, 2011 and 33,610,801 shares at December 31, 2010	33,661	33,611
Additional paid-in capital	19,923,354	19,903,404
Accumulated deficit	(12,883,355)	(13,307,891)
Total stockholders' equity	7,073,660	6,629,124

Total liabilities and stockholders' equity	$23,041,039	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oil and gas	$234,468	$127,603	$435,634	$305,319
Condensate and skim oil	12,472	17,725	21,171	24,363
Transportation and gathering	53,242	64,232	200,699	131,620
Total revenues	300,182	209,560	657,504	461,302

Operating expenses:
Lease operating expenses	108,468	75,242	209,968	151,503
Pipeline operating expenses	37,635	28,182	76,667	47,341
Cost of gas purchased for resale	-	39,437	94,814	86,495
Depletion and depreciation	70,742	37,023	132,455	78,218
General and administrative	474,795	445,165	1,062,381	960,479
Total operating expenses	691,640	625,049	1,576,285	1,324,036
Loss from operations	(391,458)	(415,489)	(918,781)	(862,734)

Other income (expenses):
Interest income	79	195	181	386
Interest expense	(160,857)	(142,936)	(322,035)	(277,032)
Liquidated damages	(8,221)	(5,126)	(16,170)	(10,252)
Changes in fair value of warrant derivative liability	2,497,311	-	1,616,108	-
Other income (expense)	-	-	5,068	(5,723)
Total other income (expenses)	2,328,312	(147,867)	1,283,152	(292,621)

Income (loss) from continuing operations before income tax expense	1,936,854	(563,356)	364,371	(1,155,355)

Income tax benefit	11,092	-	21,051	-

Income (loss) from continuing operations	1,947,946	(563,356)	385,422	(1,155,355)
Income (loss) from discontinued operations (net of tax expenses of $11,092, $-0-, $21,051 and $-0-, respectively)	20,620	(15,295)	39,114	(106,174)
Net income (loss)	$1,968,566	$(578,651)	$424,536	$(1,261,529)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	0.06	(0.02)	0.01	(0.04)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income (loss)	$0.06	$(0.02)	$0.01	$(0.04)

Weighted average shares outstanding-basic and diluted	33,660,801	33,610,801	33,644,503	33,610,801

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income (loss)	$424,536	$(1,261,529)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion and depreciation	132,455	117,861
Accretion of discount on asset retirement obligations	10,695	9,012
Stock issued for consulting services	20,000	-
Loss on abandonment of equipment	-	5,727
Gain on sale of equipment	(4,872)	-
Changes in fair value of warrant derivative liability	(1,616,108)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(261,058)	(1,512)
Accounts receivable, related parties	-	1,728
Joint-interest billings receivable, net	(23,843)	-
Joint-interest billings receivable, related parties, net	120,358	7,308
Other current assets	(4,230)	46,480
Accounts payable	428,220	131,473
Accounts payable, related parties	321,169	253,233
Revenues payable	261,144	(8,822)
Interest payable, related party	316,158	273,988
Liquidated damages payable	16,170	10,252
Drilling prepayments	-	145,458
Other payables	6,687	(16,221)
Net cash provided by (used in) operating activities	147,481	(285,564)

Investing Activities
Additions to certificate of deposit	(181)	(386)
Proceeds from sale of working interest	-	265,565
Purchases of property and equipment	-	(85,221)
Purchases of oil and gas properties	(258,964)	(48,327)
Proceeds from sale of property and equipment	5,000	-
Net cash provided by (used in) investing activities	(254,145)	131,631

Financing Activities
Payments on notes payable	(972)	(3,459)
Cash overdraft	320,314	-
Proceeds from borrowing on notes payable, related party	-	723,000
Payments for stock issuance costs	(20,000)	-
Net cash provided by financing activities	299,342	719,541

Net increase in cash and cash equivalents	192,678	565,608
Cash and cash equivalents at beginning of period	249,802	127,176

Cash and cash equivalents at end of period	$442,480	$692,784

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$6,807	$4,630

Non-cash disclosure – stock issued for consulting services	$20,000	$-
Non-cash financing activity relating to addition of accrued and unpaid interest into notes payable, related party	$-	$1,035,343

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2010, and notes thereto, which are included in the Company’s amended annual report on Form 10-K/A filed with the SEC on August 22, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2010 annual consolidated financial statements, have been omitted.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements.  The most significant change will require for Level 3 fair value measurements, a disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  The Company does not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on its financial position or results of operations.

c)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

d)  Net Gain (Loss) per Common Share

Basic net gain (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.   The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted gain (loss) per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted gain (loss) per share if the effect would be anti-dilutive. For the three months and six months ended June 30, 2011 and June 30, 2010, the diluted gain (loss) per share is the same as basic gain (loss) per share, as the effect of common stock equivalents are anti-dilutive.  For the three months ended June 30, 2011 and June 30, 2010, the Company had potentially dilutive shares of 30,298,411 and 11,546,672, respectively.  For the six months ended June 30, 2011 and June 30, 2010, the Company had potentially dilutive shares of 30,298,411 and 11,546,672, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
3.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:	June 30, 2011	December 31, 2010
Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal and interest due on the maturity date of June 1, 2015. Renewed prior amended note which matured June 1, 2011. Secured by a stock pledge and security agreement.	$6,987,646	$6,987,646
Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note results in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015.	1,173,000	1,173,000
Total notes payable, related party	8,160,646	8,160,646
Less current portion	-	(8,160,646)
Total long-term notes payable, related party	$8,160,646	$-

On June 1, 2010, a Promissory (Teton Renewal Note) note was executed to renew and extend the original note payable (Teton Note) which matured May 21, 2010.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  Interest payments were due on the note on October 1, 2010; January 12, 2011; and April 1, 2011. Effective October 1, 2010 an amendment to the Teton Renewal Note was executed to eliminate the October 1, 2010 interest payment.  Effective January 2, 2011, a second amendment was executed which eliminated the January 1, 2011 interest payment.  The final maturity date of the Teton Renewal Note was unchanged and remained June 1, 2011.  Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date.  This option will continue in existence as long as any balance remains outstanding on the note.

On April 1, 2011, a third amendment was executed which eliminated the April 1, 2011 interest payment and extended the maturity date of the note from June 1, 2011 to June 1, 2013 at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The amendment also added an event of default whereby Teton may declare default on the note if the Company does not raise funds during or as a result of their engagement with a placement agent whom they initially engaged on March 25, 2011.  No default was declared on this note prior to its subsequent amendment below.

On June 23, 2011, a fourth amendment was executed which extended the maturity date of the note from June 1, 2013 to June 1, 2015, at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The event of default section remained the same as in the third amendment.

The Teton Promissory note was amended effective January 1, 2010 to eliminate the requirement of interest payments to be made on January 1, 2010; April 1, 2010; and October 1, 2010.  A second amendment was executed which increased the available balance to $1,500,000 effective March 2, 2010.  Effective July 1, 2010, a third amendment to the Teton Promissory was executed to eliminate the interest payment required on July 1, 2010 and to extend the maturity date of the note to January 2, 2011. Effective January 2, 2011, a fourth amendment was executed to extend the maturity date of the note from January 2, 2011, to April 2, 2011 at which time all outstanding principal and accrued  and unpaid interest will be due.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

On April 2, 2011, a fifth amendment was executed which eliminated the April 2, 2011 interest payment and extended the maturity of the note from April 2, 2011 to June 1, 2013 at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The amendment also added an event of default whereby Teton may declare default on the note if the Company does not raise funds during or as a result of their engagement with a placement agent whom they initially engaged on March 25, 2011.   In addition, the amendment granted Teton the right, to convert the outstanding balance on the Promissory note into shares of PERC’s common stock at a fixed conversion price of $0.60 per share.

On June 23, 2011, a sixth amendment was executed which extended the maturity date of the note from June 1, 2013 to June 1, 2015, at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The event of default section and conversion of debt to equity section remained the same as in the fifth amendment.

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

In May 2009, the third and fourth amendments to the Teton Note were executed.  The third amendment deferred the May 21, 2009 interest payment to September 21, 2009 and the fourth amendment added $350,000 of additional funds to the outstanding balance of the Teton Note.  In September 2009, the fifth amendment was executed, which added $175,000 of additional funds to the outstanding balance of the Teton Note and deferred the interest payment due date from September 21, 2009 to October 21, 2009.  In February 2010, the seventh amendment to the Teton Note, dated May 21, 2007, was executed.  This amendment amended the sixth amendment, executed in October 2009, to defer the October 21, 2009 interest payment to February 21, 2010.  The seventh amendment eliminated the February 21, 2010 interest payment.  The final maturity date of the Teton Note was unchanged and remained May 21, 2010.  Upon maturity, the outstanding principal and accrued and unpaid interest on this note was renewed and extended to a maturity date of June 1, 2011.  See the Teton Renewal Note above.  The maturity date was subsequently extended to June 1, 2015.

4.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The assets of this company were sold effective July 1, 2011 and we have reported it as a discontinued operation (see Footnote 9).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Business segment revenue:
Oil and gas	$234,468	$127,603	$435,634	$305,319
Condensate and skim oil	12,472	17,725	21,171	24,363
Transportation and gathering	53,242	64,232	200,699	131,620
Total revenues	$300,182	$209,560	$657,504	$461,302

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Business segment profit (loss):
Oil and gas	$(15,663)	$(20,249)	$(111,150)	$(4,616)
Condensate and skim oil	12,472	17,725	21,171	24,363
Transportation and gathering	(1,487)	(22,766)	(5,684)	(42,676)
General corporate	(386,780)	(390,199)	(823,118)	(839,805)
Loss from operations	$(391,458)	$(415,489)	$(918,781)	$(862,734)

Depreciation and depletion:
Oil and gas	$52,512	$21,768	$98,122	$47,708
Transportation and gathering	13,753	7,491	25,552	14,983
Assets held for sale	-	19,821	-	39,643
General corporate	4,477	7,764	8,781	15,527
Total depletion and depreciation	$70,742	$56,844	$132,455	$117,861

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Capital expenditures:
Oil and gas	$258,964	$48,327
Transportation and gathering	-	300
Assets held for sale	-	84,921
General corporate	-	-
Total capital expenditures	$258,964	$133,548

	June 30, 2011	December 31, 2010
Business segment assets:
Oil and gas	$21,072,367	$20,538,826
Transportation and gathering	621,367	712,561
Assets held for sale	300,347	300,347
General corporate	1,046,958	1,428,267
Total assets	$23,041,039	$22,980,001

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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
JUNE 30, 2011 AND 2010

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

2007 Warrants	$-	$2,022,203	$-	$2,022,203

The following table sets forth a summary of changes in fair value of our derivative liability for the six months ended June 30, 2011:

Balance, December 31, 2010	$3,638,311
Net gain included in earnings	(1,616,108)
Balance, June 30, 2011	$2,022,203

The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

6.  DERIVATIVE WARRANT LIABILITY

As of June 30, 2011, and December 31, 2010, the Company had derivative warrant liabilities of $2,022,203 and $3,638,311, respectively.

The Company used the Black-Scholes valuation model to estimate the fair value of the derivative warrant liability.  Significant assumptions used at June 30, 2011 were as follows:

Market value of stock on reporting date (1)	$0.40
Risk-free interest rate (2)	0.31%
Dividend yield (3)	0.00%
Volatility factor	134.81%
Expected life (4)	1.5 years

(1)	The market value of the stock on the date of reporting was based reported public market prices.
(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on June 30, 2011.
(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.
(4)	Expected life is remaining contractual life of the warrants.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Under ASC 815, the fair value of the warrants is recorded as a derivative liability.  Each reporting period, the derivative liability is fair valued with the non-cash gain or loss recorded in the period as Other Income/Expense.  Since the exercise price of the Warrants can be potentially decreased and the number of shares to settle the Warrants increased each time a trigger event occurs that results in a new adjusted exercise price below the adjusted exercise price then in effect, there could be a potentially infinite number of shares required to settle the warrant agreement.  However, the Company has the capability of limiting the occurrence of such events.

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

The 2007 Warrant Agreement contains anti-dilution protection rights (“ratchet provision”) which require an adjustment to the exercise price of the warrants and a proportional adjustment to the number of shares of common stock issuable upon exercise of the warrants in the event the Company issues common stock, stock options, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  On December 24, 2010, the Company issued non-excluded stock options to a third party with an exercise price of $0.42 which was below the original exercise of $1.60 contained in the agreement which triggered the ratchet provision.  The effect of the anti-dilution provision resulted in an adjustment to the number of shares of common stock issuable upon exercise of the warrants from 5,035,367 shares with an exercise price of $1.60 per share to 19,182,350 shares with an exercise price of $0.42 per share.  On March 1, 2011, the Company issued common shares at the then current market value of $0.40 to a consultant for the fair value of services rendered which also triggered the ratchet provision.  The effect of the anti-dilution provision resulted in an adjustment to the number of shares of common stock issuable upon exercise of the warrants from 19,182,350 shares with an exercise price of $0.42 per share to 20,141,468 with an exercise price of $0.40 per share during the quarter ended March 31, 2011.  There were no anti-dilution events during the quarter ended June 30, 2011.

A summary of warrant activity and shares issuable upon exercise of the warrants during the quarter ended June 30, 2011 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2011	9,223,249	20,141,468	$0.40
Warrants issued	-	-	-
Warrants exercised	-	-	-
Outstanding at June 30, 2011	9,223,249	20,141,468	$0.40

No warrants were issued during the quarter ended June 30, 2011.

8.  RESTRICTED CASH – LEASING PROGRAM

Leasing Program

During the first quarter of 2010, the Company executed agreements with two independent oil and gas companies regarding leasing specific areas on the Cornerstone Project.  The agreements include both extensions and renewals of existing leaseholds that the Company currently holds and acquisitions of new leaseholds in order to expand the Company’s acreage position.  Funds received from these companies are restricted to the leasing programs and are considered released when they are spent in accordance with the agreements.  Total funds of $5,438,000 were received on these programs, $5,217,941 was spent on leasing activities and $199,768 was refunded leaving a balance of $20,291 in restricted cash and lease program deposits at June 30, 2011.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of the Norbord and Swamp Fox wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $2,249,980 were received on these programs and $1,528,942 was spent on drilling activities leaving a balance of $721,038 in restricted cash and drilling prepayments at June 30, 2011.

9.  DISCONTINUED OPERATIONS

The Company’s wholly-owned subsidiary, 59 Disposal Inc., operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.  The disposal activities have diminished over the past twelve months and in January 2011, the Company offered for sale certain assets of the subsidiary.  It held a letter of intent from a potential buyer for the purchase of certain of 59 Disposal’s assets which was valid for thirty days after its signing on March 1, 2011.   Although the letter of intent expired, negotiations continued with the potential purchaser and the sale was closed effective July 1, 2011 at a gross sale price of $1.3 million of which the Company’s portion is $1.04 million.

At June 30, 2011, assets of 59 Disposal to be included in the sale have a net book value of $300,347 and have been included in the consolidated balance sheets as assets held for sale.  The Company’s portion of the negotiated sales price was their 80% interest which amounted to $1.04 million.  Since the proceeds from the sale were more than the net book value of the equipment no impairment has been recorded.  Current assets and liabilities of 59 Disposal, including accounts receivable of $75,648, accounts payable of $68,816, related party payables of $123,290, interest payable of $2,015 and notes payable, related party, of $23,244 as of June 30, 2011, will be retained by the Company under the negotiated sale provisions.

The following schedule details 59 Disposal’s property and equipment to be included in the sale as of June 30, 2011:

	Cost	Accumulated Depreciation	June 30, 2011 Net Book Value
Lease & well equipment	$597,740	$318,916	$278,824
Buildings	19,916	2,353	17,563
Office furniture & equipment	6,550	2,590	3,960
	$624,206	$323,859	$300,347

As a result of the discontinued operations accounting treatment, the Consolidated Statement of Operations reflects 59 Disposal as a discontinued operation for all periods presented. Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $92,172 and $45,709 for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,	June 30,
	2011	2010

Income (loss) from discontinued operations	$31,712	$(15,295)
Income tax expense – discontinued operations	(11,092)	-
Income (loss) from discounted operations, net of tax	$20,620	$(15,295)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Revenues of discontinued operations amounted to $174,822 and $82,213 for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,	June 30,
	2011	2010

Income (loss) from discontinued operations	$60,165	$(106,174)
Income tax expense – discontinued operations	(21,051)	-
Income (loss) from discounted operations, net of tax	$39,114	$(106,174)

10. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At June 30, 2011, management reevaluated the status of the registration statement and determined an accrual of $189,972 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $189,972 and $173,802 in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.

11.  SUBSEQUENT EVENTS

On July 1, 2011, the Company sold certain assets of their subsidiary, 59 Disposal, Inc. for proceeds of $1.04 million.  See Note 9 – Discontinued Operation for further details.

On July 28, 2011, the Company sold in a private placement a total of 5,388,900 Units (the “Units”), each Unit consisting of two shares of common stock for a total of 10,777,800 shares, $0.001 par value and a three-year warrant to purchase one share of common stock at an exercise price of $0.60 per share, for an aggregate purchase price of $5,388,900.  From the proceeds received $5.0 million has been placed into a reserve bank account to be used in drilling horizontal wells.  The remaining gross proceeds, less offering expenses, will be used for working capital purposes.

In connection with the private placement transaction, the Company engaged various placement/selling agents.  Such agents were paid $56,605 cash and issued 964,570 three-year warrants to acquire common stock at an exercise price of $0.60 per share.  In addition, the Company paid $29,000 in legal and escrow fees on the financing.

The Company is currently in negotiations to sell a portion of a pipeline they own.  Negotiations are continuing with the potential purchaser with an anticipated closing of the sale in 2011.  Current plans are to use the proceeds to refurbish a pipeline near the Norbord well which is expected to potentially double production from that well.

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

We conduct our main exploration and production operations through our wholly-owned subsidiary, POI.  We conduct additional operations through another wholly-owned subsidiary, TR Rodessa.

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which we currently use to transport our hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.

Effective July 1, 2011, the assets of our wholly-owned subsidiary, 59 Disposal, were sold for a total of $1.3 million, of which we received $1,037,000.  59 Disposal owned an 80% undivided interest in a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.  These funds are being allocated to general expenses.  Our recent emphasis on drilling horizontal oil prospects which historically do not have as much associated water to dispose together with diminished disposal activities over the past twelve months were factors in the decision to sell of the assets of 59 Disposal.

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

·
Develop the Cornerstone Project in East Texas through a lease renewal and lease acquisition program along with a drilling program.  We will focus our near-term efforts on our leasing program and development drilling on existing acreage.  We expect this drilling program to increase our proved reserve and cash flow profile. In late 2010, we completed drilling the Norbord #1 well to 7,005 feet in the Travis Peak formation.  The deliverability rate is estimated at 3,381 MCF (a thousand cubic feet) per day and 55.2 BBLSPD (barrels per day).  Based on the success of this well, we will begin a developmental drilling program in late 2011. We have a gross working interest of 25% in the well as we have been carried for the cost of the well.

The Swamp Fox #1 test well was drilled to a total depth of 7,000 foot and has been completed at 6,500 feet in a Cretaceous aged reservoir.  After a specialized fracture treatment, the well swab tested 82 bbls of 35.1 degree API gravity oil and 118 bbls of associated saltwater.  Testing on the well continues.  We have a 28% working interest in the well.

We received $5.0 million from a private placement that closed on July 28, 2011 which is to be used for the drilling of horizontal wells.  We expect to commence drilling of the first horizontal well on existing acreage within the next quarter.

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

·
Continue to lease underdeveloped acreage in the Cornerstone Project area.  We are continuing our leasing program to support our present and future drilling plans with funding up to $8.7 million budgeted with our two partners. The partners pay 100% of the cost for a 50% interest.  In the event that our partners does not pay their portion of expenses in connection with drilling wells, they will forfeit their working interest in the well to us.  If that occurs, we will either need to pay all the expenses in connection with the well or sell a portion of our working interest to another partner.  The program includes renewing existing leasehold and acquiring new leaseholds.  We are using our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling inventory.

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

In order to implement our strategy, we will first need to raise additional capital to develop our properties.  On July 28, 2011, we closed a private placement for a total of 5,388,900 Units for an aggregate purchase price of $5,388,900, each unit consisting of two shares of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $0.60 per share.  We currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.  We anticipate the cost of a horizontal oil well will be approximately $5 million and a vertical shallow gas well to be approximately $1 million.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of June 30, 2011, we operated 11 wells.

As of July 1, 2011, our leasehold position is approximately 25,362 gross acres and 16,359 net acres, of which our net acres are approximately 9,280.  Our leasing program consists of renewing expiring leases and leasing previously unleased acreage. We entered leasing agreements with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone Project which could potentially result in up to $4,000,000 and $4,700,000, respectively, in lease acquisitions. We spent approximately $5.2 million of the funds in the leasing program which is basically complete at this time.  The program included both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.   The participating companies pay 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  We also finalized drilling agreements with various independent oil and gas companies in 2010 that provided approximately $1.5 million in funds towards the drilling of the Norbord and Swamp Fox wells.

If we are able to obtain funding, our main emphasis will be to explore for oil with horizontal drilling.  The present discussions are based on pursuing an aggressive drilling program where we would be carried for an interest in any wells at no cost to us.  If sufficient funds are raised, they could be used to apply fracture treatment to the Harris #2 and Childers #2 as well as deepening the Childers #1 and Harris #1.  The deepening will be to a minimum depth to complete the wells in the Cotton Valley formation and possibly deeper in order to evaluate the Cotton Valley Lime formation.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

Summarized Results of Operations

	2011	2010	Increase (Decrease)
Total revenues	$300,182	$209,560	90,622
Total operating expenses	691,640	625,049	66,591
Loss from operations	(391,458)	(415,489)	(24,031)
Total other income (expenses)	2,328,312	(147,867)	2,476,179
Income (loss) from continuing operations before income tax benefit	1,936,854	(563,356)	2,500,210
Income tax benefit	11,092	-	11,092
Income (loss) from continuing operations	1,947,946	(563,356)	2,511,302
Income (loss) from discontinued operations, net of tax expense	20,620	(15,295)	35,915
Net income (loss)	$1,968,566	$(578,651)	2,547,217

Revenues:  Total revenues for the three months ended June 30, 2011 totaled $300,182, compared to $209,560 for the three months ended June 30, 2010.  Oil and gas revenue for the three months ended June 30, 2011 was $234,468 compared to $127,603 for the three months ended June 30, 2010.  Oil prices increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and our oil production increased, resulting in a $36,020 increase in oil revenue.  Also there was an increase in gas production from the Norbord well which began production in December 2010.  Gas prices increased from the three months ended June 30, 2010 to the three months ended June 30, 2011, this increase, along with the increase in production from the Norbord well, resulted in an overall $70,845 increase in gas revenues. Condensate and skim oil for the three months ended June 30, 2011 was $12,472 compared to $17,725 for the three months ended June 30, 2010.  Transportation and gathering for the three months ended June 30, 2011 was $53,242 compared to $64,232 for the three months ended June 30, 2010.

Expenses:  Total operating expenses for the three months ended June 30, 2011 were $691,640, compared to $625,049 for the three months ended June 30, 2010, resulting in a total increase of $66,591.  This increase is comprised of an increase in lease operating expenses, depletion and depreciation, and general and administrative expenses, which was offset by a decrease in cost of gas purchased for resale for the three months ended June 30, 2011.

Lease Operating Expenses:  Total lease operating expenses for the three months ended June 30, 2011 were $108,468 compared to $75,242 for the three months ended June 30, 2010 which resulted in an increase of $33,226.  The primarily reason for the increase was the Norbord well starting production in December 2010, which resulted in lease operating expenses for the Norbord well during the three months ended June 30, 2011 compared to none in the three months ended June 30, 2010.

Depletion and Depreciation:  The $33,719 increase in depletion and depreciation to $70,742 for the three months ended June 30, 2011 from $37,023 for the six months ended June 30, 2010 was primarily due to a decrease in the reserves amount used in the depletion calculation.  The 2010 reserve report showed the reserves at approximately 5.4 million compared to 2.9 million in 2011.  This decrease in the reserves caused the percentage of depletion taken to increase, which in turn increased depletion expense.

General and Administrative Expense:  The $29,630 increase in general and administrative expense to $474,795 for the three months ended June 30, 2011 from $445,165 for the three months ended June 30, 2010 was primarily due to an increase in accounting.  The increase in accounting fees was due to issues in obtaining required reports in a timely manner for the 10-K.

Cost of Gas Purchased for Resale:  For the three months ended June 30, 2011, we had no cost of gas purchased for resale compared to $39,437 for the three months ended June 30, 2010, which resulted in a decrease of $39,437.  In February 2011, a third party operator began collecting the revenue from other companies’ gas that went through our pipelines, which eliminated our need to record cost of gas purchased for resale.

Other Income (Expenses):  Total other income for the three months ended June 30, 2011 was $2,328,312, compared to $147,867 of other expenses for the three months ended June 30, 2010 resulting in an increase of $2,476,179.  The primary reason for this increase was due to a $2,497,311 non-cash gain resulting from the change in fair value of our warrant derivative liability. This change was caused by a decrease in the stock price between March 31, 2011 and June 31, 2011, which resulted in a non-cash gain from the decrease in the fair value of the stock. The remaining change was due to the addition of the accrued and unpaid interest on the Teton note being added to the principal balance of the Teton Renewal Note on June 1, 2010, which resulted in higher interest expense.

Income (Loss) from Discontinued Operations:  The gain from discontinued operations for the three months ended June 30, 2011 was $20,620, compared to a loss of $15,295 for the three months ended June 30, 2010.  This $35,915 increase was due to an increase in disposal activity.  In the second quarter of 2011, disposal activity increased to the point that the well was running twenty-four hours a day.

Net Income (Loss):  As a result of the above described revenues and expenses, we had net income of $1,968,566 for the three months ended June 30, 2011 as compared to a net loss of $578,651 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

Summarized Results of Operations

	2011	2010	Increase (Decrease)
Total revenues	$657,504	$461,302	196,202
Total operating expenses	1,576,285	1,324,036	252,249
Loss from operations	(918,781)	(862,734)	56,047
Total other income (expenses)	1,283,152	(292,621)	1,575,773
Income (loss) from continuing operations before income tax benefit	364,371	(1,155,355)	1,519,726
Income tax benefit	21,051	-	21,051
Income (loss) from continuing operations	385,422	(1,155,355)	1,540,777
Income (loss) from discontinued operations, net of tax expense	39,114	(106,174)	145,288
Net income (loss)	$424,536	$(1,261,529)	1,686,065

Revenues:  Total revenues for the six months ended June 30, 2011 totaled $657,504, compared to $461,302 for the six months ended June 30, 2010.  Oil and gas revenue for the six months ended June 30, 2011 was $435,634 compared to $305,319 for the six months ended June 30, 2010, resulting in an increase of $130,315. Oil prices increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, and our oil production increased, resulting in a $25,901 increase in oil revenue.  Also there was an increase in gas production from the Norbord well, which began production in December 2010.  The increase in production from the Norbord well resulted in a $104,414 increase in gas revenues.  Transportation and gathering revenue increased $69,079 to $200,699 for the six months ended June 30, 2011 compared to $131,620 for the six months ended June 30, 2010.  The increase was mainly due to the Norbord gas being carried on the pipeline beginning in December 2010.

Expenses:  Total operating expenses for the six months ended June 30, 2011 were $1,576,285, compared to $1,324,036 for the six months ended June 30, 2010, resulting in a total increase of $252,249.  This increase is comprised of an increase in lease operating expenses, depletion and depreciation, and general and administrative expenses.

Lease Operating Expenses:  Total lease operating expenses for the six months ended June 30, 2011 were $209,968 compared to $151,503 for the six months ended June 30, 2010, which resulted in an increase of $58,465.  The primary reason for the increase was the Norbord well starting production in December 2010, which resulted in lease operating expenses for the Norbord well during the six months ended June 30, 2011 compared to none in the six months ended June 30, 2010.

Depletion and Depreciation:  The $54,237 increase in depletion and depreciation to $132,455 for the six months ended June 30, 2011 from $78,218 for the six months ended June 30, 2010 was primarily due to a decrease in the reserves amount used in the depletion calculation.  The 2010 reserve report showed the reserves at approximately 5.4 million compared to 2.9 million in 2011.  This decrease in the reserves caused the percentage of depletion taken to increase and in turn increased depletion expense.

General and Administrative Expense:  The $101,902 increase in general and administrative expense to $1,062,381 for the six months ended June 30, 2011 from $960,479 for the six months ended June 30, 2010 was primarily due to an increase in accounting and consulting fees.  The increase in accounting fees was due to issues in obtaining required reports in a timely manner for the 10-K.  The increase in consulting fees is related to fees paid with the issuance of shares of stock.

Other Income (Expenses):  Total other income for the six months ended June 30, 2011 was $1,283,152 compared to $292,621 of other expenses for the six months ended June 30, 2010 resulting in an increase of $1,575,773.  The primary reason for this increase was due to a $1,616,108 non-cash gain resulting from the change in fair value of our warrant derivative liability.  This change was caused by a decrease in the stock price between December 31, 2010 and June 30, 2011, which resulted in a non-cash gain from the decrease in the fair value of the stock. The remaining change was due to the addition of the accrued and unpaid interest on the Teton note being added to the principal balance of the Teton Renewal Note on June 1, 2010 which resulted in higher interest expense.

Net Income (Loss):  As a result of the above described revenues and expenses, we had net income of $424,536 in the six months ended June 30, 2011 as compared to a net loss of $1,261,529 in the six months ended June 30, 2010.

Liquidity and Capital Resources

We held $442,480 in cash at June 30, 2011, made up of a majority of our cash accounts.  However, at June 30, 2011, several cash accounts had an overdraft which totaled $660,432, resulting in a net overdraft of $217,952.  We also had a cash overdraft of $340,118 at December 31, 2010.  The increase in the cash overdraft is related to purchases of oil and gas properties and using cash to cover operating expenses.  In addition, our trade accounts payable have increased by $428,220, due primarily to the drilling activity on the Norbord #1 and Swamp Fox #1 wells beginning in the last quarter of 2010 and continuing in 2011 and secondarily to accounting fees outstanding on the preparation of the form 10-K for 2010 and the form 10-Q for March 31, 2011.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Total cash provided by (used in):
Operating activities	$147,481	$(285,564)
Investing activities	(254,145)	131,631
Financing activities	299,342	719,541
Increase in cash and cash equivalents	$192,678	$565,608

Cash provided by operating activities for the six months ended June 30, 2011 totaled $147,481, compared to $285,564 used in operating activities for the six months ended June 30, 2010.  The increase of $433,045 in cash provided is due to additional cash provided by decreases of $259,546 in accounts receivable and $145,458 in drilling prepayments, and increases in joint interest billing receivables, related parties of $113,050, accounts payable of $296,747, accounts payable related parties of $67,936 and revenue payable of $269,966.

Cash used by investing activities for the six months ended June 30, 2011 was $254,145, compared to cash provided of $131,631 for the six months ended June 30, 2010, resulting in a net change of $385,776. There were no property and plant purchases in the first six months of 2011, however, we spent $85,221 in property and equipment purchases in the first six months of 2010 for the workover done on the Whitfield well. This decrease was partially offset by an increase in lease and well equipment, and intangible drilling and completion costs for work done on the Norbord and Swamp Fox wells.   These costs increased from $48,327 for the first six months of 2010 to $258,964 for the first six months of 2011. In addition, in the first six months of 2010, we received $265,565 of proceeds on the sale of working interests in new wells.  No proceeds were received in 2011.

Cash provided by financing activities for the six months ended June 30, 2011 totaled $299,342, compared to $719,541 for the six months ended June 30, 2010, resulting in a decrease in cash of $420,199.  No advances were received on the related party note payable during the six months ended June 30, 2011; however, we received proceeds of $723,000 on it during the six months ended June 30, 2010.  This decrease in cash received was offset by an increase of $320,314 in our cash overdrafts for the six months ended June 30, 2011.  There were no cash overdrafts at June 30, 2010.

Sources of Liquidity

Our main source of liquidity continues to be from funds generated by production promotion fees and restricted cash received on our leasing and drilling programs as detailed in Footnote 8.  Also, during 2010, we received promotion fees which paid for a portion or all of our cost in a proposed drilling well as well as prospect fees associated with the transactions. Any shortfall in revenue to cover costs through the end of June 2011 was covered by delaying payment of accounts payable.  On July 1, 2011 we sold our interest in certain assets of our wholly-owned subsidiary, 59 Disposal, Inc. for proceeds of $1.04 million.  We believe that the proceeds from production, the sale of 59 Disposal assets and working capital proceeds raised through the private placement offering detailed below will be sufficient to finance our operations for the remainder of 2011.  We anticipate that we will need an additional $725,000 of funds to operate for the next twelve months.  However, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

On July 28, 2011, we sold in a private placement a total of 5,388,900 Units (the “Units”), each Unit consisting of two (2) shares of common stock, $0.001 par value (the “Common Stock”) and a three-year warrant to purchase one (1) share of common stock at an exercise price of $0.60 per share (the “Warrants”), for an aggregate purchase price of $5,388,900.

In connection with the private placement transaction, we engaged Beaufort International Associates Limited (“Beaufort”), a UK registered broker-dealer as our placement agent, which engaged Nicquel Limited (“Nicquel”), a company incorporated in the British Virgin Islands, as a selling agent.  As consideration for services provided, we (i) paid Beaufort $56,605.00 and issued Beaufort three-year warrants to acquire 113,210 shares of Common Stock, at an exercise price of $0.60 per share, and (ii) issued Nicquel three-year warrants to acquire 851,360 shares of Common Stock, at an exercise price of $0.60 per share (collectively, the warrants issued to Beaufort and Nicquel are referred to as the “PA Warrants”).

The exercise price of the Warrants and PA Warrants is subject to customary adjustments provisions for stock splits, reverse stock splits, stock dividends and recapitalization.

In connection with the private placement and pursuant to the transaction agreements:

●
We agreed to file a registration statement covering the shares of common stock issuable upon exercise of the Warrants and the PA Warrants.  We are required to file the registration statement within 60 days following the final closing of the private placement and will use our commercially reasonable best efforts to effect the registration; and

●
We placed $5,000,000 of the net proceeds from the offering into a reserve bank account, to be used for drilling of horizontal wells, on which Oliver Waldron, our recently appointed director, is a required signatory.  The remaining proceeds are to be used for working capital purposes.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) Form 8-K Information

Effective July 1, 2011, the assets of our wholly-owned subsidiary, 59 Disposal, were sold to Trinity Disposal & Trucking LLC for a total of $1.3 million, of which we received $1,037,000.  59 Disposal owned an 80% undivided interest in a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6. Exhibits.

10.01	Form of Fourth Amendment to Promissory Note, effective as of June 23, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.02	Form of Sixth Amendment to Promissory Note, effective as of June 23, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.03
Form of Asset Purchase Agreement, effective as of July 1, 2011, by and among Trinity Disposal & Trucking LLC, Pegasi Energy Resources Corporation, 59 Disposal, Inc., TR Energy Inc. and Marion Swamp Fox L.P.

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