Form 10-K/A
period 2010-12-31
Pegasi Energy Resources Corporation.
filed 2011-10-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 on Form 10-K/A (the “Second Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011, as amended by the Annual Report on Form 10-K/A filed with the SEC on August 22, 2011 (the “First Amended Filing”), in order to:
file the reserve report from the Company’s independent petroleum engineer as exhibit 99.1, which was omitted from the Original Filing and

1)	First Amended Filing;
2)	file the consent from the Company’s independent petroleum engineer as exhibit 23.1, relating to the reserve report;
3)
revise the summary of oil and gas reserves table in the description of business section to disclose reserves per MBoe, to show the quantity of production per MBoe for each period, and include our 2009 reserve information;

4)
revise the proved undeveloped reserves disclosure in the description of business section to clarify for each period the extent to which the Company converted proved undeveloped reserves into proved developed reserves and made investments in acquiring undeveloped reserves or investments constituting progress towards converting proved undeveloped reserves to proved developed reserves;

5)
describe the internal controls the Company uses in its reserves estimation effort, the qualifications of all individuals involved, and the procedures used to ensure compliance of its proved reserves, which disclosure is in the description of business section;

6)	include disclosure regarding the minimum remaining terms of their leases and concessions, which disclosure is in the properties section;
7)
disclose the net quantities of its proved developed reserves and proved undeveloped reserves as of the beginning of the year as well as the proved undeveloped reserves as of the end of the year, which disclosure is in the unaudited Supplemental Oil and Gas Disclosures section of the financial statements; and

8)	disclose the reason for the revision of previous reserve quantity estimates, which disclosure is also in the unaudited Supplemental Oil and Gas Disclosures section of the financial statements.

For the convenience of the reader, this Second Amended Filing sets forth the Original Filing in its entirety. However, this Second Amended Filing only amends the information disclosed above. No other information in the Original Filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 15 of Part IV to the Original Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Second Amended Filing as
Exhibits 31.01, 31.02 and 32.01.

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

The estimated future development costs expected to be incurred relative to the proved reserves in the upper Cotton Valley, Travis Peak, Pettit, and co-mingled formations total approximately $8.9 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by FASB ASC Topic No. 932.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in these formations include 4.7 bcf and 0.11 MMBO of proved undeveloped reserves, 6.9 bcf and 0.26 MMBO of proved behind-pipe reserves, 0.4 bcf and 0.004 MMBO of proved developed non-producing reserves and 0.22 bcf and 0.006 MMBO of proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The production technique is expected to result in improved well economics as indicated below.

Shotgun-dual or Sawtooth Vertical Well Economics
Estimated Future Development Costs ~$8.9 mil	Estimated Ultimate Recovery: ~14.3 bcfe
Finding and Development Costs: ~$0.62 / mcfe	% Gas: ~84%

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two years ended December 31.

	2010	2009	2008
Production
Net oil production (Bbls)	4,346	5,719	7,515
Net gas production (Mcf)	61,678	64,003	62,708
Total production (MBoe) (1)	14,626	16,386	17,966
Average sales price per Bbl of oil	$76.11	$56.62	$100.76
Average sales price per Mcf of gas	$3.91	$3.25	$7.95
Average sales price per Boe	$39.53	$32.80	$70.02
Average production cost per mcfe	$3.56	$3.95	$2.84

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil

The following tables summarize by geographic area the Company’s gross and net interests in producing oil and gas wells and developed and undeveloped acreage as of December 31, 2010 and 2009.

Productive Wells

	Gross Wells		Net Wells
Geographic Area:	Oil	Gas	Oil	Gas

Texas 2010	2	4	2	3
Texas 2009	2	3	2	2

Developed and Undeveloped Acreage

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross	Net	Gross	Net

Texas 2010	2,767	22,543	2,760	13,908
Texas 2009	2,767	18,268	2,760	11,580

Drilling Activity

	2010	2009
Drilling activity
Net productive exploratory wells drilled	1	-
Net dry exploratory wells drilled	-	-

 We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2010 and 2009

	12/31/10 Reserves			12/31/09 Reserves
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Reserves category	(bbls)	(mcf)	(MBOE)	(bbls)	(mcf)	(MBOE)
PROVED
Developed
United States	52,866	799,696	186,149	45,656	772,470	174,401
Undeveloped
United States	405,420	13,014,744	2,574,544	963,243	25,537,685	5,219,524
TOTAL PROVED	458,286	13,814,440	2,760,693	1,008,899	26,310,155	5,393,925

Proved Undeveloped Reserves

Our total proved undeveloped (“PUD”) reserves as of December 31, 2010 were15.4 Bcfe, or 93% of our total proved reserves.  Our PUD reserves as of December 31, 2009 were 31.3 Bcfe, or 97% of our total proved reserves.  The decrease in our year end 2010 PUD reserves is attributable to the removal of various proved undeveloped reserves associated with drilling locations no longer anticipated to be developed within the next five years.  As a result of the success of the Norbord well, the Company has decided to focus its attention on the Travis Peak area, which was previously included in the PUD classification.  In addition, the change in our drilling program from drilling vertical to drilling horizontal wells takes more acreage and therefore reduces the number of our PUD’s.  During the year ended December 31, 2010, the Company continued to focus its capital program on development projects and did not incur any capital expenditures or make any significant progress to convert any of our proved undeveloped reserves to proved developed reserves.  As of December 31, 2010, no undeveloped reserves that were identified more than 5 years ago remain in our proved reserve portfolio.

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

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for the report and review of the independent third party reserves report.  The technical employee responsible for overseeing the process for preparation of the reserves estimates is Michael H. Neufeld.  Michael H. Neufeld holds a B.S. Degree in Geology from Louisiana State University, has worked in the oil and gas industry for over 38 years, including roles as Senior Exploration Geologist and Vice President of Exploration at various oil & gas companies including Penzoil and Hunt Oil Company.  He is the sole person in the Company that reviews and approves the reserve estimates.

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

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections.  We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.  For example, our total PUD reserves as of December 31, 2010 were 15.4 Bcfe compared to 31.3 Bcfe as of December 31, 2009. This 48% decrease in PUD reserves is a result of various PUD reserves we no longer anticipate developing within the next five years.

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

●
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
●	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
●	fluctuations in revenue from our oil and gas business as new reserves come to market;
●	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
●	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
●	quarterly variations in our revenues and operating expenses;
●	changes in the valuation of similarly situated companies, both in our industry and in other industries;
●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
●	changes in the accounting methods used in or otherwise affecting our industry;
●	additions and departures of key personnel;
●	announcements by relevant governments pertaining to incentives for alternative energy development programs;
●	fluctuations in interest rates and the availability of capital in the capital markets; and
●	significant sales of our common stock, including sales by future investors in future offerings we expect to make to raise additional capital.

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

As of March 1, 2011, our leasehold position is approximately 25,310 gross acres and 16,668 net acres with net working acres of 9,280, which represents 25% to 80% working interest in the acreage.  We have an ongoing leasing program whereby expiring leases are being renewed and previously unleased acreage is being leased.  Most of our proved undeveloped acreage is subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years.  Our intention is to renew all leases that expire in the next three years.

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

Consolidated Results of Operations

 Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Summarized Consolidated Results of Operations

	2010 (As restated)	2009	Increase (Decrease)
Total revenues	$996,943	$1,006,118	$(9,175)
Total other operating expenses	1,109,185	1,148,693	(39,508)
Total general and administrative expense	2,109,130	2,201,044	(91,914)
Loss from operations	(2,221,372)	(2,343,619)	(122,247)
Total other expenses	(4,269,801)	(474,033)	3,795,768
Loss before income tax benefit	(6,491,173)	(2,817,652)	3,673,521
Income tax benefit	-	5,702	(5,702)
Net loss	$(6,491,173)	$(2,811,950)	$3,679,223

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

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2011, except for Notes 2, 3, 10, 11 and 12 to which the date is August 22, 2011.

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

Commitments and contingencies (Note 18)

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

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
	(As Restated)
Revenues:
Oil and gas	$578,207	$537,410
Condensate and skim oil	82,117	89,416
Transportation and gathering	268,983	246,264
Saltwater disposal income	67,636	133,028
Total revenues	996,943	1,006,118
Operating expenses:
Lease operating expenses	312,505	388,548
Saltwater disposal expenses	198,572	293,150
Pipeline operating expenses	151,600	78,746
Cost of gas purchased for resale	180,614	148,054
Depletion and depreciation	265,894	240,195
General and administrative	2,109,130	2,201,044
Total operating expenses	3,218,315	3,349,737
Loss from operations	(2,221,372)	(2,343,619)

Other income (expenses):
Interest income	752	2,431
Interest expense	(595,124)	(456,719)
Other expense, net	(37,118)	(19,745)
Changes in fair value of warrant derivative liability	(3,638,311)	-
Total other expenses, net	(4,269,801)	(474,033)

Loss before income tax benefit	(6,491,173)	(2,817,652)

Income tax benefit	-	5,702
Net loss	$(6,491,173)	$(2,811,950)

Basic and diluted loss per share	$(0.19)	$(0.08)

Weighted average shares outstanding – basic and diluted	33,610,801	33,610,801

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	33,610,801	$33,611	$19,673,102	$(4,004,768)	$15,701,945
Net loss	-	-	-	(2,811,950)	(2,811,950)
Balance at December 31, 2009	33,610,801	33,611	19,673,102	(6,816,718)	12,889,995
Stock-based compensation	-	-	230,302	-	230,302
Net loss (As Restated)	-	-	-	(6,491,173)	(6,491,173)
Balance at December 31, 2010 (As Restated)	33,610,801	$33,611	$19,903,404	$(13,307,891)	$6,629,124

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
	(As Restated)
Operating Activities
Net loss	$(6,491,173)	$(2,811,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	265,894	240,195
Accretion of discount on asset retirement obligations	18,165	17,004
Stock based compensation	230,302	-
Loss on abandonment of equipment	5,727	-
Change in fair value of warrant derivative liability	3,638,311	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(88,091)	151,073
Accounts receivable, related parties	-	56,406
Joint interest billing receivable, related parties, net	(174,717)	40,266
Joint interest billing receivable, net	(29,627)	-
Other current assets	(1,152)	38,489
Accounts payable	406,980	48,626
Accounts payable, related parties	447,903	209,080
Revenue payable	20,357	(90,194)
Interest payable, related parties	589,995	454,892
Liquidated damages payable	31,719	20,504
Other payables	(7,902)	(18,266)
Net cash used in operating activities	(1,137,309)	(1,643,875)

Investing Activities
Additions to certificates of deposit	(752)	-
Purchases of property and equipment	(117,402)	(30,194)
Purchases of oil and gas properties	(187,158)	(459,421)
Proceeds from sale of working interest	458,700	-
Net cash (used in) provided by investing activities	153,388	(489,615)

Financing Activities
Payments on notes payable	(6,571)	(6,589)
Cash overdraft	340,118	-
Borrowings on notes payable, related party	773,000	1,475,000
Net cash provided by financing activities	1,106,547	1,468,411

Net increase (decrease) in cash and cash equivalents	122,626	(665,079)
Cash and cash equivalents at beginning of year	127,176	792,255
Cash and cash equivalents at end of year	$249,802	$127,176

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

m)  Fair Value of Financial Instruments
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

Income tax benefit for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2010	2009

Computed “expected” tax benefit	$2,206,999	$958,002
State and local income taxes, net of federal income tax benefit	-	3,763
Change in valuation allowances	(393,458)	(1,054,242)
Non-deductible expenses	(4,294)	(4,551)
Prior year adjustment	(1,774,269) 1	-
Other	(34,978)	102,730
Income tax benefit	$-	$5,702

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

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at January 1, 2008	455,071	11,594,098
Extensions and discoveries	674,080	17,442,522
Production	(7,515)	(62,708)
Revisions of previous estimates	(73,336)	(1,599,807)
Balance at December 31, 2008	1,048,300	27,374,105
Extensions and discoveries	-	-
Production	(5,719)	(64,003)
Revisions of previous estimates	(33,682)	(999,947)
Balance at December 31, 2009	1,008,899	26,310,155
Extensions and discoveries	-	-
Production	(4,346)	(61,678)
Revisions of previous estimates	(546,267)	(12,434,037)
Balance at December 31, 2010	458,286	13,814,440

Proved developed reserves:
December 31, 2008
Beginning of year	32,690	706,759
End of year	58,340	945,223
December 31, 2009
Beginning of year	58,340	945,223
End of year	45,656	772,470
December 31, 2010
Beginning of year	45,656	772,470
End of year	52,866	799,696

Proved Undeveloped reserves:
December 31, 2008
Beginning of year	422,381	10,887,339
End of year	989,960	26,428,882
December 31, 2009
Beginning of year	989,960	26,428,882
End of year	963,243	25,537,685
December 31, 2010
Beginning of year	963,243	25,537,685
End of year	405,420	13,014,744

Revisions of previous estimates decreased significantly during 2010.  This was primarily due to the re-classification of the Cotton Valley area from proved undeveloped reserves to the probable and possible categories on the reserve report.  As a result of the success of the Norbord well, the Company has decided to focus its attention on the Travis Peak area, and not develop the Cotton Valley area within the next five years.

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

	2010	2009
Future cash inflows	$84,524,242	$137,366,695
Future production costs	(23,275,640)	(47,616,690)
Future development costs	(10,380,000)	(19,440,000)
Future income tax expenses	(12,763,161)	(16,736,520)
Future net cash flows	38,105,441	53,573,485
10% annual discount for estimated timing of cash flows	(22,335,947)	(43,372,071)
Standardized measure of discounted future net cash flows	$15,769,494	$10,201,414

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

	2010	2009
Beginning of year	$10,201,414	$11,709,886
Sales of oil and gas, net of production costs	(265,702)	(148,862)
Extensions, discoveries, and improved recoveries, less related costs	-	-
Accretion of discount	1,184,227	1,512,233
Net change in sales and transfer prices, net of production costs	7,230,503	(7,669,020)
Changes in estimated future development costs	6,451,644	3,161,374
Net change in income taxes	(3,158,548)	1,771,585
Changes in production rates (timing and other)	14,456,049	1,266,931
Purchases and sales of mineral interests	-	-
Revisions of previous quantities	(20,330,093)	(1,402,713)
End of year	$15,769,494	$10,201,414

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

14.01	Code of Ethics, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010 and incorporated herein by reference.

21.01	List of subsidiaries, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010 and incorporated herein by reference.

23.01	Consent of James E. Smith & Associates, Independent Petroleum Engineers

23.02	Consent of Whitley Penn LLP

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1	Reserve Report of James E. Smith & Associates, Independent Petroleum Engineers

† Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: October 14 , 2011	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: October 14 , 2011	By: /s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD	Chief Executive Officer (Principal Executive Officer) and Director	October 14, 2011
Michael Neufeld

/s/ RICHARD LINDERMANIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	October 14, 2011
Richard Lindermanis

/s/ ALAN GELFAND	Director	October 14, 2011
Alan Gelfand

/s/ DAVID J. MOSS	Director	October 14, 2011
David J. Moss

/s/ OLIVER WALDRON	Director	October 14, 2011
Oliver Waldron