Form 10-Q
period 2011-09-30
Pegasi Energy Resources Corporation.
filed 2011-11-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

There were 44,829,775 shares of the registrant's common stock outstanding as of November 7, 2011.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$5,518,888	$249,802
Accounts receivable, trade	338,315	186,669
Accounts receivable, related parties	11,502	13,002
Joint-interest billings receivable, related parties, net	133,501	192,700
Joint-interest billings receivable, net	45,111	29,627
Assets held for sale	-	300,347
Other current assets	30,508	52,440
Total current assets	6,077,825	1,024,587

Property and equipment:
Equipment	73,099	83,711
Pipelines	722,809	722,937
Leasehold improvements	7,022	7,022
Vehicles	56,174	50,663
Office furniture	137,666	135,689
Website	15,000	15,000
Total property and equipment	1,011,770	1,015,022
Less accumulated depreciation	(358,539)	(334,668)
Property and equipment, net	653,231	680,354

Oil and gas properties:
Oil and gas properties, proved	11,776,659	11,762,909
Oil and gas properties, unproved	9,949,251	9,044,960
Capitalized asset retirement obligations	201,014	219,040
Total oil and gas properties	21,926,924	21,026,909
Less accumulated depletion	(1,160,101)	(1,018,100)
Oil and gas properties, net	20,766,823	20,008,809

Other assets:
Restricted cash – leasing program	20,291	394,693
Restricted cash – drilling program	559,038	793,611
Certificates of deposit	78,207	77,947
Total other assets	657,536	1,266,251

Total assets	$28,155,415	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(As Restated)
Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$547,427	$340,118
Accounts payable	708,921	658,316
Accounts payable, related parties	1,755,025	1,321,979
Revenues payable	431,168	124,723
Interest payable, related party	868,941	394,704
Liquidated damages payable	199,941	173,802
Other payables	36,429	27,893
Current portion of notes payable	8,662	1,976
Current portion of notes payable, related party	-	8,160,646
Total current liabilities	4,556,514	11,204,157

Lease program deposits	20,291	394,693
Drilling prepayments	559,038	793,611
Notes payable	21,656	2,826
Notes payable, related party	8,160,646	-
Asset retirement obligations	306,788	317,279
Derivative warrant liability	5,430,138	3,638,311

Total liabilities	19,055,071	16,350,877

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock; $0.001 par value; 125,000,000 shares
Authorized; 44,829,775 shares issued and outstanding at
September 30, 2011 and 33,610,801 shares at December 31, 2010	44,830	33,611
Additional paid-in capital	25,265,605	19,903,404
Accumulated deficit	(16,210,091)	(13,307,891)
Total stockholders' equity	9,100,344	6,629,124

Total liabilities and stockholders' equity	$28,155,415	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Oil and gas	$218,765	$128,920	$654,399	$434,237
Condensate and skim oil	-	7,670	21,171	32,033
Transportation and gathering	50,266	50,898	250,965	182,519
Total revenues	269,031	187,488	926,535	648,789

Operating expenses:
Lease operating expenses	106,305	71,789	316,273	223,291
Pipeline operating expenses	37,432	16,946	114,099	64,286
Cost of gas purchased for resale	-	30,981	94,814	117,476
Depletion and depreciation	66,577	35,881	199,032	114,100
General and administrative	532,159	447,962	1,594,540	1,408,440
Total operating expenses	742,473	603,559	2,318,758	1,927,593
Loss from operations	(473,442)	(416,071)	(1,392,223)	(1,278,804)

Other income (expenses):
Interest income	79	193	260	579
Interest expense	(163,729)	(157,936)	(485,764)	(434,968)
Liquidated damages	(9,969)	(14,153)	(26,139)	(24,405)
Changes in fair value of warrant derivative liability	(3,407,935)	-	(1,791,827)	-
Other income (expense)	10,497	-	15,565	(5,724)
Total other income (expenses)	(3,571,057)	(171,896)	(2,287,905)	(464,518)

Loss from continuing operations before income tax expense (benefit)	(4,044,499)	(587,967)	(3,680,128)	(1,743,322)

Income tax expense (benefit)	(251,224)	-	(272,275)	-

Loss from continuing operations	(3,793,275)	(587,967)	(3,407,853)	(1,743,322)

Discontinued operations:
Income (loss) from discontinued operations (net of tax benefit of $6,605 and expenses of $-0-, $14,446 and $-0-, respectively)	(12,285)	(39,778)	26,829	(145,953)
Gain on sale of discontinued operations (net of tax expense of $257,829 , $-0-, $257,829, and $-0-, respectively)	478,824	-	478,824	-
Income (loss) from discontinued operations	466,539	(39,778)	505,653	(145,953)
Net loss	$(3,326,736)	$(627,745)	$(2,902,200)	$(1,889,275)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	(0.09)	(0.02)	(0.09)	(0.06)
Income (loss) from discontinued operations	0.01	(0.00)	0.01	(0.00)
Net income (loss)	$(0.08)	$(0.02)	$(0.08)	$(0.06)

Weighted average shares outstanding-basic and diluted	40,732,320	33,610,801	36,073,983	33,610,801

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(2,902,200)	$(1,889,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	199,032	173,564
Accretion of discount on asset retirement obligations	7,535	13,518
Stock issued for consulting services	20,000	-
Loss on abandonment of equipment	-	5,727
Gain on sale of equipment	(4,873)	-
Gain on sale of discontinued operations	(736,653)	-
Changes in fair value of warrant derivative liability	1,791,827	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(151,646)	16,622
Accounts receivable, related parties	1,500	1,728
Joint-interest billings receivable, net	(15,484)	(72,782)
Joint-interest billings receivable, related parties, net	59,199	(27,871)
Other current assets	21,932	27,726
Accounts payable	50,605	432,014
Accounts payable, related parties	433,046	334,835
Revenues payable	306,445	(23,815)
Interest payable, related party	474,237	431,916
Liquidated damages payable	26,139	24,405
Drilling prepayments	-	364
Drilling prepayments, related parties	-	8,184
Other payables	8,536	(17,163)
Net cash used in operating activities	(410,823)	(560,303)

Investing Activities
Additions to certificate of deposit	(260)	(579)
Proceeds from sale of working interest	-	305,667
Proceeds from sale of 59 Disposal	1,037,000	-
Purchases of property and equipment	(30,035)	(88,123)
Purchases of oil and gas properties	(918,041)	(14,970)
Proceeds from sale of property and equipment	5,000	-
Net cash provided by investing activities	93,664	201,995

Financing Activities
Proceeds from notes payable	28,059	-
Payments on notes payable	(2,543)	(5,227)
Cash overdraft	207,309	-
Proceeds from borrowing on notes payable, related party	-	773,000
Proceeds from issuance of common stock	5,584,487	-
Payments for stock issuance costs	(231,067)	-
Net cash provided by financing activities	5,586,245	767,773

Net increase in cash and cash equivalents	5,269,086	409,465
Cash and cash equivalents at beginning of period	249,802	127,176

Cash and cash equivalents at end of period	$5,518,888	$536,641

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$12,922	$5,103

Non-cash financing activity relating to addition of accrued and unpaid interest into notes payable, related party	$-	$1,035,343

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2010, and notes thereto, which are included in the Company’s second amended annual report on Form 10-K/A filed with the SEC on October 14, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2010 annual consolidated financial statements, have been omitted.

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

d)  Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.   The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted income (loss) per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted income (loss) per share if the effect would be anti-dilutive. For the three months and nine months ended September 30, 2011 and September 30, 2010, the diluted income (loss) per share is the same as basic income (loss) per share, as the effect of common stock equivalents are anti-dilutive.  For the three and nine months ended September 30, 2011 and September 30, 2010, the Company had potentially dilutive shares of 36,863,455 and 11,658,154, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

3.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:	September 30, 2011	December 31, 2010
Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal and interest due on the maturity date of June 1, 2015. Renewed prior amended note which matured June 1, 2011. Secured by a stock pledge and security agreement.	$6,987,646	$6,987,646
Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note results in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015.	1,173,000	1,173,000
Total notes payable, related party	8,160,646	8,160,646
Less current portion	-	(8,160,646))
Total long-term notes payable, related party	$8,160,646	$-

Teton Renewal Note

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Teton Promissory Note

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

4.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of natural gas and oil.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operates a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage  and  also  sells  the  skim  oil  it  separates  from  the  saltwater.  The assets of this company were sold effective July 1, 2011 and we have reported it as a discontinued operation (see Footnote 9).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Business segment revenue:
Oil and gas	$218,765	$128,920	$654,399	$434,237
Condensate and skim oil	-	7,670	21,171	32,033
Transportation and gathering	50,266	50,898	250,965	182,519
Total revenues	$269,031	$187,488	$926,535	$648,789

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Business segment profit (loss):
Oil and gas	$(73,952)	$(25,058)	$(185,103)	$(29,674)
Condensate and skim oil	-	7,670	21,171	32,034
Transportation and gathering	(1,378)	(7,836)	(7,063)	(50,512)
General corporate	(398,112)	(390,847)	(1,221,228)	(1,230,652)
Loss from operations	$(473,442)	$(416,071)	$(1,392,223)	$(1,278,804)

Depreciation and depletion:
Oil and gas	$49,255	$20,626	$147,377	$68,334
Transportation and gathering	11,798	7,491	37,350	22,475
Assets held for sale	-	19,821	-	59,464
General corporate	5,524	7,764	14,305	23,291
Total depletion and depreciation	$66,577	$55,702	$199,032	$173,564

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Capital expenditures:
Oil and gas	$918,041	$14,970
Transportation and gathering	-	300
Assets held for sale	-	84,920
General corporate	30,035	2,903
Total capital expenditures	$948,076	$103,093

	September 30, 2011	December 31, 2010
Business segment assets:
Oil and gas	$26,602,453	$20,538,826
Transportation and gathering	605,589	712,561
Assets held for sale	-	300,347
General corporate	947,373	1,428,267
Total assets	$28,155,415	$22,980,001

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
SEPTEMBER 30, 2011 AND 2010

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

2007 Warrants	$-	$5,430,138	$-	$5,430,138

The following table sets forth a summary of changes in fair value of our derivative liability for the nine months ended September 30, 2011:

Balance, December 31, 2010	$3,638,311
Net loss included in earnings	1,791,827
Balance, September 30, 2011	$5,430,138

The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

6.  DERIVATIVE WARRANT LIABILITY

As of September 30, 2011, and December 31, 2010, the Company had derivative warrant liabilities of $5,430,138 and $3,638,311, respectively.

The Company used the Black-Scholes valuation model to estimate the fair value of the derivative warrant liability.  Significant assumptions used at September 30, 2011 were as follows:

Market value of stock on reporting date (1)	$0.48
Risk-free interest rate (2)	0.14%
Dividend yield (3)	0.00%
Volatility factor	127.97%
Expected life (4)	1.2 years

(1)	The market value of the stock on the date of reporting was based reported public market prices.
(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on September 30, 2011.
(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.
(4)	Expected life is remaining contractual life of the warrants.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

In September 2011, the Company issued warrants to investors in an offshore private placement transaction to persons who are not U.S. persons.  See Footnote 11 for additional details of the offering.  The Company issued warrants to purchase 5,584,487 shares of common stock at an exercise price of $0.60 per share, exercisable until September 15, 2014.  The Company also issued warrants to placement agents used in the offering to purchase 838,529 shares of common stock under the same terms as the investors warrants. None of the warrants issued under the private placement memorandum contained any anti-dilution protection rights.

There were no anti-dilution events during the quarter ended September 30, 2011.  The intrinsic value of the 15,646,265 warrants outstanding at September 30, 2011 was $737,091.

A summary of warrant activity and shares issuable upon exercise of the warrants during the quarter ended September 30, 2011 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2011	9,223,249	20,141,464	$0.40
Warrants issued	6,423,016	6,423,016	0.60
Warrants exercised	-	-	-
Outstanding at September 30, 2011	15,646,265	26,564,480	$0.48

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

8.  RESTRICTED CASH – LEASING PROGRAM

Leasing Program

During the first quarter of 2010, the Company executed agreements with two independent oil and gas companies regarding leasing specific areas on the Cornerstone Project.  The agreements include both extensions and renewals of existing leaseholds that the Company currently holds and acquisitions of new leaseholds in order to expand the Company’s acreage position.  Funds received from these companies are restricted to the leasing programs and are considered released when they are spent in accordance with the agreements.  Total funds of $5,438,000 were received on these programs, $5,217,941 was spent on leasing activities and $199,768 was refunded leaving a balance of $20,291 in restricted cash and lease program deposits at September 30, 2011.

Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of the Norbord and Swamp Fox wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $2,256,896 were received on these programs and $1,697,858 was spent on drilling activities leaving a balance of $559,038 in restricted cash and drilling prepayments at September 30, 2011.

9.  DISCONTINUED OPERATIONS

The Company’s wholly-owned subsidiary, 59 Disposal Inc., operated a saltwater disposal facility which disposed of saltwater and flow-back waste into subsurface storage.  The disposal activities had diminished over the past twelve months and in January 2011, the Company offered for sale certain assets of the subsidiary. A letter of intent signed on March 1, 2011 was closed effective July 1, 2011 at a gross sale price of $1.3 million of which the Company’s portion is $1.04 million.

At July 1, 2011, assets of 59 Disposal included in the sale had a net book value of $300,347 and were previously included in the consolidated balance sheets as assets held for sale.  The Company’s portion of the sales price was their 80% interest which amounted to $1.04 million.  Current assets and liabilities of 59 Disposal at the date of sale, including accounts receivable of $75,648, accounts payable of $68,816, related party payables of $123,290, interest payable of $2,015 and notes payable, related party, of $23,244 as of July 1, 2011, were retained by the Company under the sale provisions.

The following schedule details 59 Disposal’s property and equipment included in the sale as of July 1, 2011:

	Cost	Accumulated Depreciation	July 1, 2011 Net Book Value
Lease & well equipment	$597,740	$318,916	$278,824
Buildings	19,916	2,353	17,563
Office furniture & equipment	6,550	2,590	3,960
	$624,206	$323,859	$300,347

As a result of the discontinued operations accounting treatment, the Consolidated Statement of Operations reflects 59 Disposal as a discontinued operation for all periods presented. Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $-0- and $21,410 for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,	September 30,
	2011	2010

Loss from discontinued operations	$(18,890)	$(39,778)
Gain from sale of discontinued operations	736,653	-
Income tax expense – discontinued operations	(251,224)	-
Income (loss) from discounted operations, net of tax	$466,539	$(39,778)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Revenues of discontinued operations amounted to $171,095 and $103,623 for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Income (loss) from discontinued operations	$41,275	$(145,953)
Gain from sale of discontinued operations	736,653	-
Income tax expense – discontinued operations	(272,275)	-
Income (loss) from discounted operations, net of tax	$505,653	$(145,953)

10. COMMITMENTS AND CONTINGENCIES

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At September 30, 2011, management reevaluated the status of the registration statement and determined an accrual of $199,941 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $199,941 and $173,802 in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.

11.  STOCKHOLDER’S EQUITY

On September 15, 2011, the Company completed the sale of common stock and warrants under a Private Placement whereby securities were offered in an offshore transaction to non-U.S. persons only.  For each Unit purchased by an investor under the private placement, such investor received two (2) shares of common stock, $0.001 par value and a warrant to purchase one (1) share of common stock at an exercise price of $0.60 per share. The warrants are immediately exercisable and have a term of three years from the date of issuance.  Each Unit was sold at a sales price of $1.00 amounting to $0.50 per share of common stock.  The Company received gross proceeds from the private placement of $5,584,487, before deducting placement agents’ fees and offering expenses.  During the third quarter of 2011, net offering proceeds of $5,353,420 were recorded as an addition to stockholders’ equity, after deducting offering and related closing costs of the transaction.

12.  SUBSEQUENT EVENTS

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

Effective July 1, 2011, certain assets of our wholly-owned subsidiary, 59 Disposal, were sold for a total of $1.3 million, of which we received $1,037,000.  These funds have been allocated to general operations.  59 Disposal owned an 80% undivided interest in a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.  Our recent emphasis on drilling horizontal oil prospects, which historically do not have as much associated water to dispose, together with diminished disposal activities over the past twelve months were factors in the decision to sell the assets of 59 Disposal.

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

·
Develop the Cornerstone Project in East Texas through a lease renewal and lease acquisition program along with a drilling program.  We will focus our near-term efforts on our leasing program and development drilling on existing acreage.  We expect this drilling program to increase our proved reserve and cash flow profile. In late 2010, we completed drilling the Norbord #1 well to 7,005 feet in the Travis Peak formation.  The deliverability rate is estimated at 3,381 MCF (a thousand cubic feet) per day and 55.2 BBLSPD (barrels per day).  Based on the success of this well, we will begin a developmental drilling program in late 2011. We have a gross working interest of 25% in the well as we have been carried for the cost of the well.  We are presently completing two drilling title opinions and hope to spud one of the wells late in the fourth quarter of 2011.

The Swamp Fox #1 test well was drilled to a total depth of 7,000 foot and has been completed at 6,500 feet in a Cretaceous aged reservoir.  After a specialized fracture treatment, the well swab tested 82 bbls of 35.1 degree API gravity oil and 118 bbls of associated saltwater.  Testing on the well continues.  We have a 28% working interest in the well.  Partners in the well have elected to evaluate additional prospective zones in the well prior to making any final completion decisions.  This work is anticipated to be performed in the fourth quarter 2011.

We received net proceeds of $5.40 million from a private placement that closed between July and September, 2011.  Of these funds, $5.0 million is to be used for the drilling of horizontal wells and the remaining funds can be used for general operations.  We expect to commence drilling of the first horizontal well on existing acreage in the fourth quarter 2011.

·
Apply management expertise in the Cornerstone Project area and recent developments in drilling and completion technology to identify new drilling opportunities and enhance production.  We plan to maximize the present value of our vertical wells by utilizing a shotgun dual or sawtooth production technique. We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties as well as horizontal drilling.  These horizontal wells will primarily target the Bossier formation and we anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  We plan to begin our horizontal drilling programs in the in the fourth quarter 2011.

·
Continue to lease underdeveloped acreage in the Cornerstone Project area.  We are continuing our leasing program to support our present and future drilling plans. The leasing program with our two previous lease fund partners, from which we received $5.2 million, has now been completed.  These partners paid 100% of the cost for a 50% interest. We continue to discuss lease programs on similar terms with prospective partners.  In the event that our partners do not pay their portion of expenses in connection with drilling wells, they will forfeit their working interest in the well to us.  If that occurs, we will either need to pay all the expenses in connection with the well or sell a portion of our working interest to another partner.  The program includes renewing existing leasehold and acquiring new leaseholds.  We are using our extensive proprietary database to help optimize additional drilling locations and to acquire additional acreage.  We intend to target acreage with exploitation and technology upside within the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling inventory.

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

In order to implement our strategy, we will first need to raise additional capital to develop our properties.  Between July and September, 2011, we closed a private placement for a total of 5,584,487 Units for an aggregate purchase price of $5,584,487, each unit consisting of two shares of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $0.60 per share.  Our net proceeds after deducting offering and related closing costs of the transaction were $5,353,420. We need additional funds, but currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.  We anticipate the cost of a horizontal oil well will be approximately $5 million and a vertical shallow gas well to be approximately $1 million.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas.  As of September 30, 2011, we operated 11 wells.

As of September 30, 2011, our leasehold position is approximately 26,518 gross acres and 17,776 net acres, of which our net acres are approximately 11,633.  We entered leasing agreements with two independent oil and gas companies during the first quarter of 2010 regarding leasing specific areas on the Cornerstone Project, pursuant to which we spent approximately $5.2 million of the funds in the leasing program.  The program included both extensions and renewals of existing leasehold that we currently hold and acquisitions of new leaseholds in order to expand our acreage position.   The participating companies pay 100% of the cost for a 50% interest in the acreage, resulting in no cost to us.  We believe that this will result in follow-up drilling opportunities.  We also finalized drilling agreements with various independent oil and gas companies in 2010 that provided approximately $1.5 million in funds towards the drilling of the Norbord and Swamp Fox wells.

With our recent funding, we intend to participate in several horizontal wells.  Our main emphasis will be to explore for oil with horizontal drilling.  The present discussions are based on pursuing an aggressive drilling program where we would be carried for an interest in any wells at no cost to us.  If additional funds are raised, they could be used to apply fracture treatment to the Harris #2 and Childers #2 as well as deepening the Childers #1 and Harris #1.  The deepening will be to a minimum depth to complete the wells in the Cotton Valley formation and possibly deeper in order to evaluate the Cotton Valley Lime formation.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010.

Summarized Results of Operations

	2011	2010	Increase (Decrease)
Total revenues	$269,031	$187,488	81,543
Total operating expenses	742,473	603,559	138,914
Loss from operations	(473,442)	(416,071)	57,371
Total other expenses	(3,571,057)	(171,896)	3,399,161
Loss from continuing operations before income tax benefit	(4,044,499)	(587,967)	3,456,532
Income tax benefit	(251,224)	-	(251,224)
Loss from continuing operations	(3,793,275)	(587,967)	3,205,308
Income (loss) from discontinued operations, net of tax	466,539	(39,778)	506,317
Net loss	$(3,326,736)	$(627,745)	2,698,991

Revenues:  Total revenues for the three months ended September 30, 2011 totaled $269,031, compared to $187,488 for the three months ended September 30, 2010.  Oil revenue for the three months ended September 30, 2011 was $96,906 compared to $77,624 for the three months ended September 30, 2010.  The increase of $19,282 in oil revenue was due to a combination of an increase in oil prices and production for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Gas revenue for the three months ended September 30, 2011 was $121,859 compared to $51,296 for the three months ended September 30, 2010.  The increase in gas revenue was due to a combination of an increase in gas prices and an increase in gas production from the Norbord well which began production in December 2010.  These changes resulted in an overall $70,563 increase in gas revenues. Transportation and gathering revenue for the three months ended September 30, 2011 was $50,266 compared to $50,898 for the three months ended September 30, 2010.

Expenses:  Total operating expenses for the three months ended September 30, 2011 were $742,473, compared to $603,559 for the three months ended September 30, 2010, resulting in a total increase of $138,914.  This increase is comprised of an increase in lease operating expenses, depletion and depreciation, and general and administrative expenses, which was offset by a decrease in cost of gas purchased for resale for the three months ended September 30, 2011.

Lease Operating Expenses:  Total lease operating expenses for the three months ended September 30, 2011 were $106,305 compared to $71,789 for the three months ended September 30, 2010 which resulted in an increase of $34,516.  The primarily reason for the increase was the Norbord well starting production in December 2010, which resulted in lease operating expenses for the Norbord well during the three months ended September 30, 2011 compared to none in the three months ended September 30, 2010.

Depletion and Depreciation:  The $30,696 increase in depletion and depreciation to $66,577 for the three months ended September 30, 2011 from $35,881 for the three months ended September 30, 2010 was primarily due to a decrease in the reserves amount used in the depletion calculation.  The December 31, 2009 reserve report showed the reserves at approximately 5.4 million compared to 2.7 million on the December 31, 2010 reserve report.  This decrease in the reserves caused the percentage of depletion taken to increase, which in turn increased depletion expense.  Also, the production in 2011 has averaged around 6,000 MBoe per quarter compared to about 3,500 MBoe per quarter in 2010.

General and Administrative Expense:  The $84,197 increase in general and administrative expense to $532,159 for the three months ended September 30, 2011 from $447,962 for the three months ended September 30, 2010 was primarily due to an increase in accounting fees.  Accounting fees increased by $49,721 due to restatement work on the December 31, 2010 Form 10-K and the March 31, 2011 Form 10-Q during the quarter.  Accounting fees also included work performed for the initial implementation of the XBRL requirements during the third quarter.  The remaining increase was due to expenses related to travel for promotion of our private placement financing.

Cost of Gas Purchased for Resale:  For the three months ended September 30, 2011, we had no cost of gas purchased for resale compared to $30,981 for the three months ended September 30, 2010.  In February 2011, a third party operator began collecting the revenue from other companies’ gas that went through our pipelines, which eliminated our need to record cost of gas purchased for resale.

Other Income (Expenses):  Total other expenses for the three months ended September 30, 2011 was $3,571,057, compared to $171,896 of other expenses for the three months ended September 30, 2010 resulting in an increase of $3,399,161.  The primary reason for this increase was due to a $3,407,935 non-cash loss resulting from the change in fair value of our warrant derivative liability. This change was caused by an increase in the stock price between June 30, 2011 and September 30, 2011, which resulted in a non-cash loss from the increase in the fair value of the derivative liability.

Income (loss) from Discontinued Operations:  The income from discontinued operations for the three months ended September 30, 2011 was $466,539, compared to a loss of $39,778 for the three months ended September 30, 2010.  This $506,317 increase was due to an increase in disposal activity as well as a gain of $478,824, net of tax of $257,829, on the sale of certain assets of 59 Disposal on July 1, 2011.

Net Loss:  As a result of the above described revenues and expenses, we had a net loss of $3,326,736 for the three months ended September 30, 2011 as compared to a net loss of $627,745 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010.

Summarized Results of Operations

	2011	2010	Increase (Decrease)
Total revenues	$926,535	$648,789	277,746
Total operating expenses	2,318,758	1,927,593	391,165
Loss from operations	(1,392,223)	(1,278,804)	113,419
Total other expenses	(2,287,905)	(464,518)	1,823,387
Loss from continuing operations before income tax benefit	(3,680,128)	(1,743,322)	1,936,806
Income tax benefit	(272,275)	-	(272,275)
Loss from continuing operations	(3,407,853)	(1,743,322)	1,664,531
Income (loss) from discontinued operations, net of tax	505,653	(145,953)	651,606
Net loss	$(2,902,200)	$(1,889,275)	1,012,925

Revenues:  Total revenues for the nine months ended September 30, 2011 totaled $926,535, compared to $648,789 for the nine months ended September 30, 2010.  Oil revenue for the nine months ended September 30, 2011 was $287,963 compared to $242,780 for the nine months ended September 30, 2010. The increase of $45,183 in oil revenue was due to a combination of an increase in oil prices and production for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Gas revenue for the nine months ended September 30, 2011 was $366,436 compared to $191,457 for the nine months ended September 30, 2010, resulting in an increase of $174,979.  The increase in gas revenue was due to an increase in gas production from the Norbord well, which began production in December 2010.  Transportation and gathering revenue increased $68,446 to $250,965 for the nine months ended September 30, 2011 compared to $182,519 for the nine months ended September 30, 2010.  The increase was mainly due to the Norbord gas being carried on the pipeline beginning in December 2010.

Expenses:  Total operating expenses for the nine months ended September 30, 2011 were $2,318,758, compared to $1,927,593 for the nine months ended September 30, 2010, resulting in a total increase of $391,165.  This increase is comprised of an increase in lease operating expenses, depletion and depreciation, and general and administrative expenses.

Lease Operating Expenses:  Total lease operating expenses for the nine months ended September 30, 2011 were $316,273 compared to $223,291 for the nine months ended September 30, 2010, which resulted in an increase of $92,982.  The primary reason for the increase was the Norbord well starting production in December 2010, which resulted in lease operating expenses for the Norbord well during the nine months ended September 30, 2011 compared to none in the nine months ended September 30, 2010.

Depletion and Depreciation:  The $84,932 increase in depletion and depreciation to $199,032 for the nine months ended September 30, 2011 from $114,100 for the nine months ended September 30, 2010 was primarily due to a decrease in the reserves amount used in the depletion calculation.  The December 31, 2009 reserve report showed the reserves at approximately 5.4 million compared to 2.7 million on the December 31, 2010 reserve report.  This decrease in the reserves caused the percentage of depletion taken to increase and in turn increased depletion expense. Also, the production in 2011 has averaged around 6,000 MBoe per quarter compared to about 3,500 MBoe per quarter in 2010.

General and Administrative Expense:  The $186,100 increase in general and administrative expense to $1,594,540 for the nine months ended September 30, 2011 from $1,408,440 for the nine months ended September 30, 2010 was primarily due to an increase in accounting fees and expenses related to travel for promotion of our private placement financing.  Accounting fees increased $183,520 during the nine month period due to various reasons including issues in obtaining required reports in a timely manner, 10-K  restatement work done on the December 31, 2010 Form 10-K and the March 31, 2011 Form 10-Q, and work performed on the initial implementation of the XBRL requirements.  The remaining increase was for consulting fees that related to the issuance of shares of stock.

Other Income (Expenses):  Total other expenses for the nine months ended September 30, 2011 was $2,287,905 compared to $464,518 of other expenses for the nine months ended September 30, 2010 resulting in an increase of $1,823,387.  The primary reason for this increase was due to a $1,791,827 non-cash loss resulting from the change in fair value of our warrant derivative liability.  This change was caused by an increase in the stock price between December 31, 2010 and September 30, 2011, which resulted in a non-cash loss from the increase in the fair value of the derivative liability. The remaining change was due to the addition of the accrued and unpaid interest on the Teton notes being added to the principal balance of the Teton Renewal Note on June 1, 2010 which resulted in higher interest expense.

Income (loss) from Discontinued Operations:  The income from discontinued operations for the nine months ended September 30, 2011 was $505,653, compared to a loss of $145,953 for the nine months ended September 30, 2010.  This $651,606 increase was due to an increase in disposal activity as well as a gain of $478,824, net of tax of $257,829, on the sale of certain assets of 59 Disposal on July 1, 2011.

Net Loss:  As a result of the above described revenues and expenses, we had a net loss of $2,902,200 in the nine months ended September 30, 2011 as compared to a net loss of $1,889,275 in the nine months ended September 30, 2010.

Liquidity and Capital Resources

We held $5,518,888 in cash at September 30, 2011, made up of a majority of our cash accounts.  However, at September 30, 2011, several cash accounts had an overdraft which totaled $547,427, resulting in net cash of $4,971,461.  We also had a cash overdraft of $340,118 at December 31, 2010.  The increase in the cash is related to an influx of cash from a private placement financing conducted between July and September, 2011.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Total cash provided by (used in):
Operating activities	$(410,823)	$(560,303)
Investing activities	93,664	201,995
Financing activities	5,586,245	767,773
Increase in cash and cash equivalents	$5,269,086	$409,465

The net amount of cash used in the operating activities during the nine months ended September 30, 2011 was $410,823.  This was a result of the net loss of $2,902,200 being offset by non-cash income and expense items totaling $1,276,868 as well as increases in various payables totaling $1,299,008.  The remaining usage in cash of $84,499 was from changes in various operating assets.  The non-cash income and expense items included a $1,791,827 change in the warrant derivative liability offset by the $736,653 gain on the sale of 59 Disposal.

The net amount of cash used in operating activities during the nine months ended September 30, 2010 was $560,303.  This was a result of the net loss of $1,889,275 being offset by non-cash income and expense items totaling $192,809 as well as increases in various payables totaling $1,190,740.  The remaining usage in cash of $54,577 was from changes in various operating assets.

Cash provided by investing activities for the nine months ended September 30, 2011 was $93,664, compared to $201,995 for the nine months ended September 30, 2010, resulting in a decrease of $108,331.  There was an increase in lease and well equipment, and intangible drilling and completion costs for work done on the Norbord and Swamp Fox wells.   These costs increased from $14,970 for the first nine months of 2010 to $918,041 for the first nine months of 2011, resulting in an increase of $903,071. In addition, in the first nine months of 2010, we received $305,667 of proceeds on the sale of working interests in new wells.  We received $1,037,000 of proceeds for the sale of 59 Disposal in the nine months ended September 30, 2011.  There was also a $58,088 decrease in purchases of property and equipment and $5,000 in proceeds from the sale of property and equipment in the nine months ended September 30, 2011.

Cash provided by financing activities for the nine months ended September 30, 2011 totaled $5,586,245, compared to $767,773 for the nine months ended September 30, 2010, resulting in an increase in cash of $4,818,472.  In the nine months ended September 30, 2011, we received $5,584,486 in gross proceeds from the sale of units of common stock and warrants, which were offset by $231,067 in financing costs; whereas we had no proceeds from sales of common stock in 2010.  We also received proceeds from notes payable of $28,059 offset by $2,543 in payments on notes payable in the nine months ended September 30, 2011, compared to $5,227 in payments on notes payable with no proceeds received at September 30, 2010.  No advances were received on the related party note payable during the nine months ended September 30, 2011; however, we received proceeds of $773,000 on it during the nine months ended September 30, 2010.  There was also an increase of $207,309 in our cash overdrafts for the nine months ended September 30, 2011.  There were no cash overdrafts at September 30, 2010.

Sources of Liquidity

Our regular source of liquidity continues to be from funds generated by production from our wells.  Any shortfall in revenue to cover costs through the end of June 2011 was covered by delaying payment of accounts payable.  However, on July 1, 2011 we sold our interest in certain assets of our wholly-owned subsidiary, 59 Disposal, Inc. for proceeds of $1.04 million.  We believe that the proceeds from production, the sale of 59 Disposal assets and working capital proceeds raised through the private placement offering detailed below will be sufficient to finance our operations for the remainder of 2011.  We anticipate that we will need an additional $300,000 of funds to operate for the next twelve months.  However, future acquisitions and future exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

On July 28, 2011, we sold in a private placement a total of 5,388,900 Units (the “Units”), each Unit consisting of two (2) shares of common stock, $0.001 par value (the “Common Stock”) and a three-year warrant to purchase one (1) share of common stock at an exercise price of $0.60 per share (the “Warrants”), for an aggregate purchase price of $5,388,900.   On September 15, 2011 we sold an additional 195,587 Units under the private placement with the same terms for an aggregate purchase price of $195,587.  Placement, selling and consultant fees for the private placement totaled $231,067.  See additional info regarding the private placement in Footnote 11.

In connection with the private placement transaction, we engaged Beaufort International Associates Limited (“Beaufort”), a UK registered broker-dealer as our placement agent, which engaged Nicquel Limited (“Nicquel”), a company incorporated in the British Virgin Islands, as a selling agent.  As consideration for services provided, we (i) paid Beaufort $59,184 and issued Beaufort three-year warrants to acquire 118,369 shares of Common Stock, at an exercise price of $0.60 per share, and (ii) issued Nicquel three-year warrants to acquire 720,160 shares of Common Stock, at an exercise price of $0.60 per share (collectively, the warrants issued to Beaufort and Nicquel are referred to as the “PA Warrants”).

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
We placed $5.0 million of the net proceeds from the offering into a separate bank account, to be used for drilling of horizontal wells, on which Oliver Waldron, our recently appointed director, is a required signatory.  During the third quarter of 2011 he authorized expenditures of approximately $258,000 related to the horizontal drilling program to be used from this account leaving a balance of $4.7 million.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements included in our second amended annual report on Form 10-K/A filed with the SEC on October 14, 2011.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We are committed to improving our financial organization. We have taken some measures described below and additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Except as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In August 2011, we adopted additional controls to strengthen our internal controls over financial reporting. If the issuance of any securities is contemplated, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such warrants or other derivative financial instruments may have prior to issuance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 28, 2011, we sold in a private placement a total of 5,388,900 Units (the “Units”), each Unit consisting of two (2) shares of common stock, $0.001 par value (the “Common Stock”) and a three-year warrant to purchase one (1) share of common stock at an exercise price of $0.60 per share (the “Warrants”), for an aggregate purchase price of $5,388,900.   On September 15, 2011 we sold an additional 195,587 Units under the private placement with the same terms for an aggregate purchase price of $195,587.  In connection with the private placement transaction, we issued three-year placement agent warrants to acquire an aggregate of 838,529 shares of Common Stock, at an exercise price of $0.60 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

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

PEGASI ENERGY RESOURCES CORPORATION

Date: November 14, 2011	By:	/s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ RICHARD LINDERMANIS
Richard Lindermanis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)