Form 10-K
period 2011-12-31
Pegasi Energy Resources Corporation.
filed 2012-03-28
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $2,674,276. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 26, 2012, there were 54,225,008 shares of registrant’s common stock outstanding.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of Pegasi Energy Resources Corporation (“Pegasi”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”: Pegasi Operating, Inc., a Texas corporation (“POI”) and TR Rodessa, Inc., a Texas corporation (“TR Rodessa”).  In addition, we have two additional subsidiaries, Pegasi Energy Resources Corporation, a Texas corporation (“PERC”) and 59 Disposal Inc., a Texas corporation, which are inactive and do not conduct any operations.

ITEM 1.  BUSINESS.

Overview of Business

We are an independent energy company engaged in the exploration for and production of crude oil and natural gas.  Our focus is on the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  We currently hold interests in properties located in Cass and Marion Counties, Texas, home to the Rodessa oil field.  This field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

Our business strategy in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our development and ownership of a large proprietary database which details the drilling history of the Cornerstone Project area since 1980.  Having acquired a substantial acreage position over recent years, we intend to quickly develop these resources. We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of the latest “best in class” drilling and completion techniques.   We believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in the Cornerstone Project area will enable us to find significant oil and gas reserves.

Corporate History

We previously operated under the name Maple Mountain Explorations, Inc. (“Maple Mountain”), a Nevada corporation.  On December 12, 2007, Maple Mountain entered into a share exchange agreement with the shareholders of PERC, pursuant to which we purchased from PERC’s shareholders all issued and outstanding shares of PERC’s common stock in consideration for the issuance of 17,500,000 shares of our common stock. Effective January 23, 2008, we changed our name to Pegasi Energy Resources Corporation.

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

Principal Operations

We began our leasing and farm-in activities in the Rodessa field area of the East Texas oil and gas basin in 2000. Our initial leasehold purchase was comprised of approximately 1,500 gross acres, which has grown to approximately 26,900 gross acres (of which our net acres are approximately 12,000) as of December 2011. We serve as operator of the Cornerstone Project with a working interest partner, TR Energy Inc. (“TR Energy”), a related party, to develop our acreage position in the Cornerstone Project. We hold an 80% working interest in the majority of our leases with TR Energy holding 20% working interest in those leases.  We have a few leases in which we hold smaller interests ranging from 25% - 50% with TR Energy and other minority investors holding the remaining working interests.  Since initiating operations in 2000, we have drilled 12 productive wells, of which 8 remain economically producing.

We have been aggressively acquiring oil and gas leases to add to our existing lease inventory. Based on detailed log analysis of thousands of wells from our database and information derived from our drilling experience in the area, over a hundred drilling locations have been identified on our present leased acreage. We are currently focusing on an initial well drilling program.

With our recent funding completed, we intend to participate in several horizontal wells.  Our main emphasis will be to explore for oil with horizontal drilling.  We anticipate the cost of a horizontal oil well will be approximately $6 million and that of a vertical shallow gas well to be approximately $1.2 million.  The present discussions are based on pursuing an aggressive drilling program where we would be carried for an interest in such wells at no cost to us.  If additional funds are raised, they could be used to apply fracture treatment to the Harris #2 and Childers #2 wells, in addition to deepening the Childers #1 and Harris #1 wells.  The deepening will be to a minimum depth to complete the wells in the Cotton Valley formation and possibly deeper in order to evaluate the Cotton Valley Lime formation.

Other Operations

We conduct our main exploration and production operations through our wholly-owned subsidiary, POI.  We conduct additional operations through our other wholly-owned subsidiary, TR Rodessa.

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which we currently use to transport our hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

●
Continue to lease underdeveloped acreage in the Cornerstone Project area.  As of December 31, 2011, our leasehold position is approximately 26,900 gross acres and 18,000 net acres, of which our working interest in the net acres is approximately 12,000.  During 2011, we completed our lease program with two lease fund partners from which we received $5.2 million.  Our priority is now drilling and consequently, our leasing program’s primary objective is to support the planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renew leases that are due to expire in units where we plan to drill.

We continue to use our extensive proprietary database to optimize additional drilling locations and to acquire additional acreage in the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources and expertise to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling opportunities.

●
Develop the resources of the Cornerstone Project through a drilling program.   The Swamp Fox #1 test well was recompleted in November 2011 and a complete evaluation of the well is still in progress.  We have a 28% working interest in the well.  In 2012, our drilling program will be limited to development and will feature two components:

–
Horizontal wells targeting the Bossier/Cotton Valley Limestone.  We will employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken and elsewhere to target the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  We anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  Our first horizontal well, the Morse #1 commenced drilling in January 2012.  We have a 70% working interest in the Morse #1 well; and

–
Vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak.  We plan to maximize the present value of our vertical wells by utilizing a multi-zone production technique.  We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties.  In December 2011, drilling began on the Haggard “A” #1 and the Haggard “B” #1 wells, which offset the Norbord #1.  We have a 48% working interest in the Haggard “A” and a 32% working interest in the Haggard “B” wells.

We expect this drilling program to significantly increase our proved reserves and cash flow profile.

●
Maintain a conservative and flexible financial strategy.  We will continue to maintain a low level of corporate overhead expense and utilize outsourcing, where appropriate, to maximize cash flow.  We believe that internally generated cash flow, coupled with reserve-based debt financing when appropriate, will provide the optimal capital structure to fund our future drilling activity.

Well Economics

In order to develop the P1 reserves, we plan to initially drill vertical wells to approximately 10,500 feet targeting the lower Cotton Valley formation (primarily gas) and continue developing the Travis Peak formation based on the success of the Norbord well. The estimated future development cost expected to be incurred relative to the proved reserves in this formation totals approximately $1.64 million. The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 932, Extractive Activities—Oil and Gas.  The estimated ultimate recovery includes all proved reserves except those that are currently producing. Proved developed and undeveloped oil and gas in this formation include 1.5 billion cubic feet (“bcf”) and .04 million barrels of oil (“MMBO”) of proved behind-pipe reserves, .05 bcf and .04 MMBO of proved developed non-producing reserves and 0.2 bcf and .005 MMBO proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery. We use this ratio, with the commodity price factored in, to determine the viability of drilling a well. The limitation of this measure is that it is based on estimates that are inherently imprecise. The manner in which we have calculated the finding and development costs may differ from how other companies calculate a like measure. We estimate the well economics of drilling a lower Cotton Valley well on our acreage as seen below.

Cotton Valley Vertical Well Economics
Estimated Future Development Costs ~$1.64 mil
Finding and Development Costs: ~$0.80/ mcfe
% Gas: ~78%

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

The estimated future development costs expected to be incurred relative to the proved reserves in the upper Cotton Valley, Travis Peak, Pettit, and co-mingled formations total approximately $11.6 million.  The estimated future development cost is a component of the amounts disclosed in the supplemental oil and gas disclosures required by FASB ASC Topic No. 932.  The estimated ultimate recovery includes all proved reserves except those that are currently producing.  Proved developed and undeveloped oil and gas in these formations include 5.7 bcf and 0.12 MMBO of proved undeveloped reserves, 6.8 bcf and 0.24 MMBO of proved behind-pipe reserves, 0.4 bcf and 0.004 MMBO of proved developed non-producing reserves and 0.2 bcf and .005 MMBO of proved producing reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The production technique is expected to result in improved well economics as indicated below.

Shotgun-dual or Sawtooth Vertical Well Economics
Estimated Future Development Costs ~$11.6 mil
Finding and Development Costs: ~$0.77/ mcfe
% Gas: ~86%

Oil and Gas Production, Production Prices and Production Costs

The following table summarizes our net oil and gas production, the average sales price per Bbl of oil and per Mcf of gas produced and the average cost of production per Boe of production sold, for the two years ended December 31,:

	2011	2010	2009
Production
Net oil production (Bbls)	4,063	4,346	5,719
Net gas production (Mcf)	117,461	61,678	64,003
Total production (MBoe) (1)	23,640	14,626	16,386
Average sales price per Bbl of oil	$93.63	$76.11	$56.62
Average sales price per Mcf of gas	$3.85	$3.91	$3.25
Average sales price per Boe	$35.21	$39.53	$32.80
Average production cost per Boe	$10.87	$14.07	$17..24

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil

Productive Wells

The following table sets forth information regarding the total gross and net productive wells as of December 31, 2011, expressed separately for oil and gas.  All of our productive wells are located in Texas.

	Number of Operating Wells
	Oil		Gas
	Gross	Net	Gross	Net

Texas	4	3	4	2.65

A productive well is an exploratory well, development well, producing well or well capable of production, but does not include a dry well.  A dry well, or a hole, is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

A gross well is a well in which a working interest is owned, and a net well is the result obtained when the sum of fractional ownership working interests in gross wells equals one.  The number of gross wells is the total number of wells in which a working interest is owned, and the number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.  The “completion” of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

Developed and Undeveloped Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2011:

Texas	Gross	Net
Developed Acreage	5,116	4,648
Undeveloped Acreage	21,752	7,350
Total	26,868	11,998

Drilling Activity

	2011	2010
Drilling activity
Net productive exploratory wells drilled	1	1
Net dry exploratory wells drilled	-	-

During 2011, the Company participated in the drilling of one new well of which a complete evaluation is still in progress.

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2011 and 2010

	December 31, 2011 Reserves			December 31, 2010 Reserves
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Reserves category	(bbls)	(mcf)	(MBOE)	(bbls)	(mcf)	(MBOE)
PROVED
Developed
United States	52,085	764,010	179,420	52,866	799,696	186,149
Undeveloped
United States	396,069	14,102,004	2,746,404	405,420	13,014,744	2,574,544
TOTAL PROVED	448,154	14,866,014	2,925,824	458,286	13,814,440	2,760,693

Proved Undeveloped Reserves

There were no material changes in our proved undeveloped reserves (“PUDs”) during 2011. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Note 19 – Subsequent Events” regarding our progress to convert our PUDS to proved developed reserves. We are currently scheduled to drill these locations within the next five years.  We do not have material concentrations of PUDs in individual fields or countries that have remained undeveloped for five years or more after disclosure as PUDs.

The technical person in charge of the preparation and oversight of our reserve estimates is James E. Smith, a petroleum engineer who founded and is the president of a multi-disciplined engineering firm that offers a total package of services to the oil and gas industry in East Texas and other areas in the southwestern United States.  He has over 40 years of experience in the oil and gas industry.  A graduate of Texas A&M University, he worked 18 years for the Texas Railroad Commission serving as Field Operations Director, Hearing Examiner, Special Project Engineer in Austin, and as the District Director of both the Kilgore and Abilene District Offices. He is a member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, and the SPE Technical Information Group for economics and evaluations. He is a registered petroleum engineer in the state of Texas. He has extensive experience in economic and reservoir evaluation for acquisitions, producing properties and undeveloped prospects.  He also planned and supervised the drilling of wells that we drilled in the East Texas project. He is not an employee of ours and does not have an equity position in our oil and gas development.  We believe his independence allows him to be objective in the preparation and oversight of our reserve estimates.

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for the report and review of the independent third party reserves report.  The technical employee responsible for overseeing the process for preparation of the reserves estimates is our Chief Executive Officer, Michael H. Neufeld.  Mr. Neufeld holds a B.Sc. Degree in Geology from Louisiana State University and has worked in the oil and gas industry for over 38 years, including roles as Senior Exploration Geologist and Vice President of Exploration at various oil & gas companies, including Penzoil and Hunt Oil Company.  He is the sole person in the Company that reviews and approves the reserve estimates.

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

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices of, and demand for, natural gas and crude oil. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our crude oil and natural gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation, and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability, and cash flow from operations.

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

 Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the crude oil and natural gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

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

Competition

We operate in a highly competitive environment. The principal resources necessary for the exploration and production of crude oil and natural gas are leasehold prospects where crude oil and natural gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct operations. We must compete for such resources with both major oil and gas companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such resources will be available to us indefinitely.

Employees

As of March 1, 2012, we had seven full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be excellent. We seek to use contract workers and anticipate maintaining a small full-time employee base.  We have a staff services agreement with Odyssey One Source, Inc. on a month-to-month basis whereby we jointly employ personnel and share employment responsibilities for the staff.

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

Risks Related to Our Business

We have a history of losses which may continue, and which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $4,568,828 and $6,491,173 for the years ended December 31, 2011 and 2010, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have been engaged in the business of oil and gas exploration and development for only a short amount of time, and have limited current oil and gas operations.  The business of acquiring leases, exploring for reserves, developing reserves and then producing oil and gas reserves is inherently risky.  As an oil and gas exploration and development company with limited operating history, it is difficult for potential investors to evaluate our business.  Our operations are therefore subject to all of the risks, expenses, difficulties, complications and delays frequently encountered by any new business, as well as those risks that are specific to the oil and gas industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Our lack of diversification will increase the risk of an investment in PERC, and our consolidated financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the oil and gas industry in a limited number of properties, initially in Texas.  Larger companies have the ability to manage their risk by geographic diversification.  However, we lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors specific to our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

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

While we believe that our currently available funds can sustain our current level of operations for twelve months, we will require additional capital to fund our planned growth, including drilling and lease acquisition programs. We may be unable to obtain the additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

Future acquisitions, exploration, development, production, and leasing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

            Our ability to obtain the required financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our oil and natural gas properties and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our capital requirements.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

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

If we are unable to retain the services of Messrs. Neufeld or Sudderth, or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of Mr. Michael Neufeld, our President, Chairman and interim Chief Financial Officer and Mr. William Sudderth, our Executive Vice President.  The loss of the services of Messrs. Neufeld or Sudderth could have a material adverse effect on our growth, revenues, and prospective business. We do not have key-man insurance on the lives of Messrs. Neufeld or Sudderth. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections.  We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.   For example, our total PUD reserves as of December 31, 2010 had decreased 48% as a result of various PUD reserves we no longer anticipated developing within the next five years.

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

Oil and gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited.  To the extent that we conduct our activities in remote areas, the facilities required may not be proximate to our operations, which will increase our expenses.  Demand for scarce equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities.  The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays.  Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $79.48 in 2010 and $94.88 in 2011, and the average wellhead price per thousand cubic feet of natural gas was $4.16 in 2010 and $3.95 in 2011 (source: U.S. Energy Information Administration).We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and the quantities of reserves recoverable on an economic basis.

Increases in our operating expenses will impact our operating results and financial condition.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues and profits we derive from the oil and natural gas that we produce.  These costs are subject to fluctuations and variation in the different locales in which we  operate, and we may not be able to predict or control these costs.  If these costs exceed our expectations, this may adversely affect our consolidated results of operations.  In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

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

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable government agencies, among other factors.  Our inability to obtain, or our loss of or denial of extension, to any of these licenses or permits could hamper our ability to produce revenues from our operations.

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

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 74.15% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our consolidated financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2012 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and confirm the investment experience and objectives of the person; and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 218 N. Broadway, Suite 204 Tyler, Texas 75702. Our telephone number is (903) 595-4139.

The principal executive office occupies 2,200 square feet.  The term of the original lease was for a five-year period which expired August 31, 2010 and the principal executive office began to be leased monthly.   Between January and November 2011, the monthly rate was $2,200.  Effective December 2011, the monthly rent was reduced to $1,300.

  Our field operations are conducted out of our Jefferson, Texas office at 3546 N. US Hwy. 59, Jefferson, Texas 75657, and the phone number is (903) 665-8225.  The lease was amended on July 1, 2008 to add an additional 3,600 square feet for a total of 5,300 square feet.  The monthly rent was also amended as of that date from $750 to $4,500 per month. The lease expired on January 1, 2012 and the office space is now being leased monthly.  The monthly cost includes surface-use rights for the storing of equipment.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas. As of December 31, 2011, we operated eight wells.

As of March 12, 2012, our leasehold position is approximately 30,000 gross acres and 20,500 net acres with working acres of 13,800, which represents 25% to 80% working interest in the acreage. Our leasing program’s primary objective is to support the planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renew leases that are due to expire in the units where we plan to drill.  Most of our proved undeveloped acreage is subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years.  Our intention is to renew all leases within our planned drilling zones that expire in the next three years.

In addition to the operating of the wells, we own an 80% undivided interest in approximately 40 miles of a natural gas pipeline.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, consolidated financial condition, or operating results.

On or about January 27, 2012, purported shareholders of Prodigy Oil and Gas, LLC (“Prodigy”), a minority working interest partner on one of our projects, filed a lawsuit in District Court, Dallas, Texas against Prodigy, us and others, by filing a Petition.  The case is William Hall, et al. v. Prodigy Oil & Gas, LLC, et al., Cause No. DC-12-01065.  In this action, the plaintiffs seek the return of investments made in Prodigy, and believe that some of those funds were given to us.  The plaintiffs have not accused us of wrongdoing, and only that they believe we hold money and profits that they are entitled to as constructive trustees. On March 22, 2012, we filed our answer, in which we denied all allegations, requested that the lawsuit be dismissed against us, and requested that Plaintiff pay our attorneys’ fees for defending the frivolous lawsuit.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

Year Ended December 31, 2010
	High	Low
First Quarter	$0.40	$0.23
Second Quarter	$0.40	$0.15
Third Quarter	$0.30	$0.12
Fourth Quarter	$0.40	$0.15

Year Ended December 31, 2011
	High	Low
First Quarter	$0.50	$0.30
Second Quarter	$0.47	$0.20
Third Quarter	$0.49	$0.22
Fourth Quarter	$0.83	$0.42

HOLDERS

As of March 26, 2012, we had approximately 49 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251.

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

RECENT SALES OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

On November 21, 2011, we sold an aggregate of 3,333,334 shares of shares of common stock, $0.001 par value in a private placement to two non-affiliated accredited investors, for an aggregate purchase price of $1,500,000.30.   The shares were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 1, 2011, we issued an aggregate of 790,570 shares of shares of common stock, $0.001 par value to two non-affiliated accredited investors upon the cashless exercise of a warrant.   The shares were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of December 31, 2011.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and the management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to us could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and the business and operations of the Company.  No assurances are made that the actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s products, fluctuations in pricing for materials, and competition.

Company Overview

We are an independent energy company engaged in the exploration for and production of crude oil and natural gas.  Our focus is on the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  We currently hold interests in properties located in Cass and Marion Counties, Texas, home to the Rodessa oil field.  This field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

Our business strategy in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our development and ownership of a large proprietary database which details the drilling history of the Cornerstone Project area since 1980.  Having assembled a substantial acreage position over recent years we intend to quickly develop these resources from 2012 onwards. We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of the latest “best in class” drilling and completion techniques.   We believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in the Cornerstone Project area will enable us to find significant oil and gas reserves.

We conduct our main exploration and production operations through our wholly owned subsidiary, POI. As of December 31, 2011, we operated 8 wells.  We conduct additional operations through another wholly owned subsidiary, TR Rodessa.

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which we use to transport our hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

●
Continue to lease underdeveloped acreage in the Cornerstone Project area.  As of December 31, 2011, our leasehold position is approximately 26,900 gross acres and 18,000 net acres, of which our working interest in the net acres is approximately 12,000.  During 2011, we completed our lease program with two lease fund partners from which we received $5.2 million.  Our priority is now drilling and consequently our leasing program’s primary objective is to support the planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

We continue to use our extensive proprietary database to optimize additional drilling locations and to acquire additional acreage in the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources and expertise to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  These acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling opportunities.

●
Develop the resources of the Cornerstone Project through a drilling program.   The Swamp Fox #1 test well was recompleted in November 2011 and a complete evaluation of the well is still in progress.  We have a 28% working interest in the well.  In 2012, our drilling program will be limited to development and will feature two components:

–
Horizontal wells targeting the Bossier/Cotton Valley Limestone.  We will employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken and elsewhere to target the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  We anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  Our first horizontal well, the Morse #1 commenced drilling in January 2012.  We have a 70% working interest in the Morse #1 well; and

–
Vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak.  We plan to maximize the present value of our vertical wells by utilizing a multi-zone production technique.  We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties.  In December 2011, drilling began on the Haggard “A” #1 and the Haggard “B” #1 wells, which offset the Norbord #1.  We have a 48% working interest in the Haggard “A” and a 32% working interest in the Haggard “B” wells.

We expect this drilling program to significantly increase our proved reserves and cash flow profile.

●
Maintain a conservative and flexible financial strategy.  We will continue to maintain a low level of corporate overhead expense and utilize outsourcing, where appropriate, to maximize cash flow.  We believe that internally generated cash flow, coupled with reserve-based debt financing when appropriate, will provide the optimal capital structure to fund our future drilling activity.

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Summarized Consolidated Results of Operations

	2011	2010	Increase (Decrease)
Total revenues	$1,188,282	$888,066	$300,216
Total other operating expenses	3,133,228	2,914,793	218,435
Loss from operations	(1,944,946)	(2,026,727)	(81,781)
Total other expenses	(3,409,063)	(4,267,467)	(858,404)
Loss from continuing operations before income tax benefit	(5,354,009)	(6,294,194)	(940,185)
Income tax benefit	274,813	-	274,813
Loss from continuing operations	(5,079,196)	(6,294,194)	(1,214,998)
Income (loss) from discontinued operations, net of tax	510,368	(196,979)	707,347
Net loss	$(4,568,828)	$(6,491,173)	$(1,922,345)

Revenues:  Total revenues for the year ended December 31, 2011 totaled $1,188,282 compared to $888,066 for the year ended December 31, 2010.  Oil revenue for the twelve months ended December 31, 2011 was $380,323 compared to $330,629 for the twelve months ended December 31, 2010.  The increase of $49,694 in oil revenue was due to an average increase in oil prices of approximately 23% offset by a decrease in production of approximately 6.5% for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010.  The majority of the decrease was due to freeze conditions in February 2011, which prevented oil from flowing.  Gas revenue for the twelve months ended December 31, 2011 was $458,273 compared to $247,578 for the twelve months ended December 31, 2010, resulting in an increase of $210,695.  The increase in gas revenue was due to an increase in gas production of approximately 90%, primarily from the Norbord well that began production in December 2010, offset by a decrease in the average price of gas of approximately 2%.  Transportation and gathering revenue increased $26,816 to $295,799 for the year ended December 31, 2011, compared to $268,983 for the year ended December 31, 2010.  The increase was mainly due to the Norbord gas being carried on our pipeline beginning in December 2010.

Expenses:  Total operating expenses for the year ended December 31, 2011 were $3,133,228, compared to $2,914,793 for the year ended December 31, 2010, resulting in a total increase of $218,435.  This change is comprised primarily of increases in lease operating expenses, depletion and depreciation, general and administrative expenses offset by a decrease in cost of gas purchased for resale.

●
Lease Operating Expenses:  Total lease operating expenses for the twelve months ended December 31, 2011 were $443,588 compared to $312,505 for the twelve months ended December 31, 2010, which resulted in an increase of $131,083.  The primary reason for the increase was the Norbord well starting production in December 2010, which resulted in lease operating expenses for the Norbord well during the twelve months ended December 31, 2011 compared to none in the twelve months ended December 31, 2010.

●
Depletion and Depreciation:  The $90,461 increase in depletion and depreciation to $277,070 for the twelve months ended December 31, 2011 from $186,609 for the twelve months ended December 31, 2010 was primarily due to an increase in the production of natural gas in 2011. The production in 2011 was 23,640 MBoe for the year compared to 14,626 MBoe for the year 2010.  This increase in production caused the percentage of depletion taken to increase, which in turn increased depletion expense.

●
General and Administrative Expense:  There was a $92,053 increase in general and administrative expense to $2,175,518 for the year ended December 31, 2011 from $2,083,465 for the year ended December 31,2010.  Accounting fees increased $229,645 during the twelve month period due to various matters including issues in obtaining required reports in a timely manner, 10-K restatement work done on the December 31, 2010 Form 10-K and the March 31, 2011 Form 10-Q related to our warrant derivative liability, and work performed on the initial implementation of the XBRL requirements.  This was offset by stock-based compensation of $230,302 paid in 2010, whereas there was no stock-based compensation paid in 2011. In 2011, foreign funding and advertising and marketing expenses increased by $53,104.  This increase related to the travel and work done to acquire new equity funding.  There was an increase in 2011 of $20,000 for consulting fees relating to stock issued.  Also in 2011, there was an increase of $24,309 for the purchase of a license for a geological data interpretation service.

●
Cost of Gas Purchased for Resale:  Total cost of gas purchased for resale for the twelve months ended December 31, 2011 was $94,814 compared to $180,614 for the twelve months ended December 31, 2010, which resulted in a decrease of $85,800.  In February 2011, a third party operator began collecting the revenue from other companies’ gas that went through our pipelines, which eliminated our need to record cost of gas purchased for resale.

Other Income (Expenses):  Total other expenses for the year ended December 31, 2011 was $3,409,063, compared to $4,267,467 for the year ended December 31, 2010, resulting in a decrease of $858,404.  In December 2010, the reset provisions in the 2007 warrant agreement were triggered, resulting in the recording of a change in fair value of the derivative warrant liability of $3,638,311 in 2010.  An increase in our stock price between December 31, 2010 and December 31, 2011 resulted in a non-cash loss of $1,846,025 in 2011, decreasing the amount recorded as a change in the fair value of our warrant derivative liability to $1,792,286 between the two years. Modifications to certain warrants in 2011 resulted in warrant modification expense of $900,660. See footnote #10, Warrants Outstanding, for additional details. There were no warrant modifications in the fiscal year ended December 31, 2010.  Interest expense increased $51,764 from $592,608 for the year ended December 31, 2010 to $644,372 for the year ended December 31, 2011. This increase is due to an increase in the balance of the Teton Promissory Note in 2010 as well as the accrued and unpaid interest on the Teton Renewal Note being added to the principal balance of the note in 2010, both of which resulted in higher interest expense.

Income Tax Expense:  During the years ended December 31, 2011 and 2010, we recognized a net income tax benefit of $0.  The 2011 income tax benefit of $274,813 related to continuing operations was offset by income tax expense of $274,813 related to discontinued operations.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $4,568,828 in the year ended December 31, 2011 as compared to a net loss of $6,491,173 in the year ended December 31, 2010.

Liquidity and Capital Resources

We held $6,749,368 in cash at December 31, 2011, made up of a majority of our cash accounts.  However, at December 31, 2011, several cash accounts had an overdraft that totaled $164,360, resulting in net cash of $6,585,008.  The increase in cash is related to an influx of cash from the sale of common stock in 2011. In addition, our trade accounts payable increased by $1,422,074 to $2,080,390 at the end of 2011, due to drilling activity on the Swamp Fox #1, Haggard A #1 and Haggard B #1 wells during the last quarter of 2011.

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2011	2010
Total cash provided by (used in):
Operating activities	$(252,383)	$(1,075,199)
Investing activities	110,966	91,278
Financing activities	6,640,983	1,106,547
Increase in cash and cash equivalents	$6,499,566	$122,626

The net amount of cash used in operating activities during the year ended December 31, 2011 was $252,383.  This was a result of the net loss of $4,568,828 being offset by non-cash income and expense items totaling $2,314,820 as well as increases in various payables and other liabilities totaling $2,200,465.  The remaining usage in cash of $198,840 was from changes in various operating assets.  Non-cash income and expense items included a $1,846,025 change in the warrant derivative liability and a non-cash warrant modification expense of $900,660, which were offset by the $736,653 gain on the sale of 59 Disposal.

The net amount of cash used in operating activities during the year ended December 31, 2010 was $1,075,199.  This was a result of the net loss of $6,491,173 being offset by non-cash income and expense items totaling $4,158,399 as well as increases in various payables totaling $1,551,162.  The remaining usage in cash of $293,587 was from changes in various operating assets.  The non-cash income and expense items included a $3,638,311 change in the warrant derivative liability.

Cash provided by investing activities for the year ended December 31, 2011 was $110,966, compared to $91,278 provided by investing activities for the year ended December 31, 2010, resulting in an increase of $19,688.  There was an increase in lease and well equipment, and intangible drilling and completion costs for work done on the Norbord, Haggard, and Swamp Fox wells.  These costs increased from $249,268 for the year of 2010 to $1,272,783 for the year of 2011, resulting in an increase of $1,023,515.  We received $1,037,000 of proceeds from the sale of 59 Disposal in the year ended December 31, 2011.  There was also an $115,408 decrease in purchases of property and equipment and $5,000 in proceeds from the sale of property and equipment in the year ended December 31, 2011.

Cash provided by financing activities for the year ended December 31, 2011 totaled $6,640,983, compared to $1,106,547 for the year ended December 31, 2010, resulting in an increase in cash of $5,534,436.  In the year ended December 31, 2011, we received $7,084,487 in gross proceeds from the sale of common stock and units of common stock and warrants, which were offset by $263,619 in financing costs; whereas we had no proceeds from sales of common stock in 2010.  No advances were received on the related party note payable during the year ended December 31, 2011; however, we received proceeds of $773,000 during the year ended December 31, 2010.  There was also a decrease of $175,758 in our cash overdrafts for the year ended December 31, 2011, compared to an increase in our cash overdraft of $340,118 for the year ended December 31, 2010.

Sources of Liquidity

Production revenues have not been sufficient to finance our operating expenses and we have therefore had to raise capital in recent years to fund our activities. On July 1, 2011 we sold our interest in certain assets of our wholly owned subsidiary, 59 Disposal, Inc. for proceeds of $1.04 million.  Proceeds from private placement offerings, the sale of 59 Disposal assets and production were sufficient to finance our operations through 2011.  Planned lease acquisitions and exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.  Present discussions with potential partners are based on pursuing an aggressive drilling program where we would be carried for an interest in any wells.

We are pursuing sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.

2011 Off-Shore Financing

On July 28, 2011, we sold in a private placement a total of 5,388,900 Units (the “Units”), each Unit consisting of two (2) shares of common stock, $0.001 par value (the “Common Stock”) and a three-year warrant to purchase one (1) share of common stock at an exercise price of $0.60 per share (the “Warrants”), for an aggregate purchase price of $5,388,900.   On September 15, 2011 we sold an additional 195,587 Units under the private placement with the same terms for an aggregate purchase price of $195,587.  Placement, selling and consultant fees for the private placement totaled $257,619.

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

In connection with the private placement and pursuant to the transaction agreements:

●	We agreed to file a registration statement covering the shares of common stock issuable upon exercise of the Warrants and the PA Warrants; and

●
We placed $5.0 million of the net proceeds from the offering into a separate bank account, to be used exclusively for horizontal wells, on which Oliver Waldron, one of our directors, is a required signatory.

November 2011 Financing

In November 2011, we sold 3,333,334 shares of common stock at $0.45 per share to two non-affiliated accredited investors, for an aggregate purchase price of $1,500,000.30.  We incurred legal fees of $6,000.

March 2012 Financing

In March 2012, we sold 4,444,445 shares of common stock at $0.45 per share to one non-affiliated non-U.S. person, for a purchase price of $2,000,000.25.  We incurred legal and escrow fees of $10,000.

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

Fair Value of our Debt and Equity Instruments

Many of our various debt and equity transactions require us to determine the fair value of a debt or equity instrument in order to properly record the transaction in our consolidated financial statements.  Fair value is generally determined by applying widely acceptable valuation models, (e.g. the Black Scholes model) using the trading price of the underlying instrument or by comparison to instruments with comparable maturities and terms.

Revenue Recognition

We utilize the accrual method of accounting for crude oil and natural gas revenues, whereby revenues are recognized based on our net revenue interest in the wells.  Crude oil inventories are immaterial and are not recorded.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820).  In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements.  The most significant change will require for Level 3 fair value measurements, a disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  We do not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

PEGASI ENERGY RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pegasi Energy Resources Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Pegasi Energy Resources Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasi Energy Resources Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 28, 2012

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$6,749,368	$249,802
Accounts receivable, trade	304,940	186,669
Accounts receivable, related parties	11,502	13,002
Joint interest billing receivable, related parties, net	183,079	192,700
Joint interest billing receivable, net	87,512	29,627
Assets held for sale	-	300,347
Other current assets	86,245	52,440
Total current assets	7,422,646	1,024,587

Property and equipment:
Equipment	66,855	83,711
Pipelines	728,991	722,937
Leasehold improvements	7,022	7,022
Vehicles	56,174	50,663
Office furniture	137,616	135,689
Website	15,000	15,000
Total property and equipment	1,011,658	1,015,022
Less accumulated depreciation	(377,651)	(334,668)
Property and equipment, net	634,007	680,354

Oil and gas properties:
Oil and gas properties, proved	12,188,709	11,762,909
Oil and gas properties, unproved	10,351,292	9,044,960
Capitalized asset retirement obligations	232,730	219,040
Total oil and gas properties	22,772,731	21,026,909
Less accumulated depletion and depreciation	(1,219,027)	(1,018,100)
Oil and gas properties, net	21,553,704	20,008,809

Other assets:
Restricted cash – leasing program	-	394,693
Restricted cash – drilling program	132,353	793,611
Certificates of deposit	78,285	77,947
Total other assets	210,638	1,266,251

Total assets	$29,820,995	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2011	2010

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$164,360	$340,118
Accounts payable	2,080,390	658,316
Accounts payable, related parties	1,918,719	1,321,979
Revenue payable	316,646	124,723
Interest payable, related parties	1,027,020	394,704
Liquidated damages payable	207,746	173,802
Unearned promote	121,379	-
Other payables	33,155	27,893
Derivative warrant liability	1,949,220	-
Current portion of notes payable and capital leases	8,743	1,976
Current portion of notes payable, related parties	-	8,160,646
Total current liabilities	7,827,378	11,204,157

Lease program deposits	-	394,693
Drilling prepayments	132,353	793,611
Notes payable and capital leases	19,991	2,826
Notes payable, related parties	8,160,646	-
Asset retirement obligations	343,687	317,279
Derivative warrant liability	-	3,638,311
Total liabilities	16,484,055	16,350,877

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 125,000,000 shares authorized; 48,953,679 and 33,610,801 shares issued and outstanding	48,954	33,611
Additional paid-in capital	31,164,705	19,903,404
Accumulated deficit	(17,876,719)	(13,307,891)
Total stockholders' equity	13,336,940	6,629,124

Total liabilities and stockholders' equity	$29,820,995	$22,980,001

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Revenues:
Oil and gas	$838,596	$578,207
Condensate and skim oil	53,887	40,876
Transportation and gathering	295,799	268,983
Total revenues	1,188,282	888,066
Operating expenses:
Lease operating expenses	443,588	312,505
Pipeline operating expenses	142,238	151,600
Cost of gas purchased for resale	94,814	180,614
Depletion and depreciation	277,070	186,609
General and administrative	2,175,518	2,083,465
Total operating expenses	3,133,228	2,914,793
Loss from operations	(1,944,946)	(2,026,727)

Other income (expenses):
Interest income	338	752
Interest expense	(644,372)	(592,608)
Changes in fair value of warrant derivative liability	(1,846,025)	(3,638,311)
Warrant modification expense	(900,660)	-
Other income (expense), net	(18,344)	(37,300)
Total other expenses, net	(3,409,063)	(4,267,467)

Loss from continuing operations before income tax expense (benefit)	(5,354,009)	(6,294,194)

Income tax expense (benefit)	(274,813)	-

Loss from continuing operations	(5,079,196)	(6,294,194)

Discontinued operations:
Income (loss) from discontinued operations (net of tax expense of $16,984 and $-0-, respectively)	31,544	(196,979)
Gain on sale of discontinued operations (net of tax expense of $257,829 and $-0-, respectively)	478,824	-
Income (loss) from discontinued operations	510,368	(196,979)
Net loss	$(4,568,828)	$(6,491,173)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	(0.13)	(0.18)
Income (loss) from discontinued operations	0.01	(0.01)
Basic and diluted loss per share	$(0.12)	$(0.19)

Weighted average shares outstanding – basic and diluted	38,280,922	33,610,801

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011 and 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	33,610,801	33,611	19,673,102	(6,816,718)	12,889,995
Stock-based compensation	-	-	230,302	-	230,302
Net loss	-	-	-	(6,491,173)	(6,491,173)
Balance at December 31, 2010	33,610,801	$33,611	$19,903,404	$(13,307,891)	$6,629,124
Common stock issued for:
Services	50,000	50	19,950	-	20,000
Cash, net of offering costs	14,502,308	14,502	6,806,366	-	6,820,868
Cashless exercise of warrants classified as a derivative	790,570	791	691,026	-	691,817
Warrant price and extension modification	-	-	900,660	-	900,660
Warrant liability reclassified to equity due to
modification	-	-	2,843,299	-	2,843,299
Net loss	-	-	-	(4,568,828)	(4,568,828)
Balance at December 31, 2011	48,953,679	$48,954	$31,164,705	$(17,876,719)	$13,336,940

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Operating Activities
Net loss	$(4,568,828)	$(6,491,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	277,070	265,894
Accretion of discount on asset retirement obligations	19,154	18,165
Stock based compensation	-	230,302
Common stock issued for consulting services	20,000	-
Loss on abandonment of equipment	-	5,727
Gain on sale of equipment	(11,436)	-
Gain on sale of discontinued operations	(736,653)	-
Change in fair value of warrant derivative liability	1,846,025	3,638,311
Warrant modification expense	900,660	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(118,271)	(88,091)
Accounts receivable, related parties	1,500	-
Joint interest billing receivable, related parties, net	9,621	(174,717)
Joint interest billing receivable, net	(57,885)	(29,627)
Other current assets	(33,805)	(1,152)
Accounts payable	618,901	469,090
Accounts payable, related parties	596,740	447,903
Revenue payable	191,923	20,357
Interest payable, related parties	632,316	589,995
Liquidated damages payable	33,944	31,719
Unearned promote	121,379	-
Other payables	5,262	(7,902)
Net cash used in operating activities	(252,383)	(1,075,199)

Investing Activities
Additions to certificates of deposit	(338)	(752)
Proceeds from sale of 59 Disposal	1,037,000	-
Purchases of property and equipment	(1,994)	(117,402)
Purchases of oil and gas properties	(1,272,783)	(249,268)
Proceeds from sale of property and equipment	5,000	-
Proceeds from sale of working interest	344,081	458,700
Net cash provided by investing activities	110,966	91,278

Financing Activities
Payments on notes payable	(4,127)	(6,571)
Cash overdraft	(175,758)	340,118
Borrowings on notes payable, related party	-	773,000
Proceeds from sale of common stock, net of offering costs	6,820,868	-
Net cash provided by financing activities	6,640,983	1,106,547

Net increase in cash and cash equivalents	6,499,566	122,626
Cash and cash equivalents at beginning of year	249,802	127,176
Cash and cash equivalents at end of year	$6,749,368	$249,802

See Note 4 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

PERC conducts its main exploration and production operations through its wholly-owned subsidiary, Pegasi Operating, Inc. ("POI").  It conducts additional operations through another wholly-owned subsidiary: TR Rodessa, Inc. ("TR Rodessa"). Prior to the sale of its assets on July 1, 2011, the Company also conducted additional operations through its wholly-owned subsidiary, 59 Disposal.

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which is currently being used by PERC to transport its hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.  Prior to its sale, 59 Disposal owned an 80% undivided interest in and operated a saltwater disposal facility which disposed saltwater and flow back waste into subsurface storage.

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

b)  Cash and Cash Equivalents

We consider all highly-liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.   We include our overnight sweep accounts that are invested in federal obligations in our cash balances.

c)  Accounts Receivable

The Company’s accounts receivable consists primarily of oil and natural gas sales and joint interest billings, which are recorded at the invoiced amount. Collateral is not required for such receivables, nor is interest charged on past due balances.  The Company extends credit based on management’s assessment of the customers’ financial condition and evaluates the allowance for doubtful accounts based on a receivable aging, customer disputes and general business and economic conditions.  No allowance was indicated at December 31, 2011 or 2010.  As of December 31, 2011, two customers totaled approximately 69% and 21% of the Company’s total accounts receivable. Accounts receivables from three customers, two of which are the same in 2011, approximated 38%, 36%, and 19% of total trade receivables at December 31, 2010.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

d)  Property and Equipment

Property and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.   Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.   Depreciation expense was $76,144 and $148,069 for the years ended December 31, 2011 and 2010, respectively.

e)  Oil and Gas Properties

The Company uses the full-cost method of accounting for its oil and gas producing activities, which are all located in Texas. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment shall be added to the capitalized costs to be amortized.  Depletion expense for the years ended December 31, 2011 and 2010 was $200,926 and $117,825 ($8.50 and $8.06 per equivalent barrel), respectively.

All items classified as unproved property are assessed on an annual basis for possible impairment or reduction in value.  Properties are assessed on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.  As of December 31, 2011 and 2010, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves therefore the accompanying consolidated financial statements do not include a provision for impairment.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the operating results of the period.

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2011, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The 2011 and 2010 amounts are net of reimbursements received in those years for costs incurred in prior years under our leasing program. The majority of the evaluation activities are expected to be completed within five to ten years.

					2008
	Total	2011	2010	2009	and Prior

Property acquisition costs	$10,351	1,306	$(105)	$435	$8,715

f)  Impairment of Long-Lived Assets

The carrying value of property and equipment is periodically evaluated under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, Property, Plant, and Equipment.   FASB ASC Topic No. 360 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.  The Company had no impairment in 2011 and 2010.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

h)  Revenue Recognition

The Company utilizes the accrual method of accounting for  crude oil and natural gas revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells.   Crude oil inventories are immaterial and are not recorded.  Gas imbalances are accounted for using the entitlement method.  Under this method revenues are recognized only to the extent of the Company’s proportionate share of the gas sold.  However, the Company has no history of significant gas imbalances.

i)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718-10-55.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  We account for non-employee share-based awards based upon FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.  During the years ended December 31, 2011 and 2010, the Company recognized $0 and $230,302, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

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

l)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the years ended December 31, 2011 and 2010 the Company had potentially dilutive shares of 31,980,959 and 26,985,880, respectively that were excluded from the earnings per share calculation because their impact would be antidilutive. For the years ended December 31, 2011 and 2010, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$1,949,220	$-	$1,949,220

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$3,638,311	$-	$3,638,311

The following table sets forth a summary of changes in fair value of our derivative liability for the years ended December 31, 2011 and 2010:

	2011	2010
Beginning Balance	$3,638,311	$-
Derivative warrants exercised	(691,817)	-
Reclassification to equity due to modification	(2,843,299)	-
Expense included in net loss	1,846,025	3,638,311
Balance at December 31	$1,949,220	$3,638,311

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

(o)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

3.     RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of December 31, 2011 and 2010, the balance of the certificates of deposit totaled $78,285 and $77,947, respectively.

 Leasing Program

During the first quarter of 2010, the Company executed agreements with two independent oil and gas companies regarding leasing specific areas on the Cornerstone Project.  The agreements include both extensions and renewals of existing leaseholds that the Company currently holds and acquisitions of new leaseholds in order to expand the Company’s acreage position.  Funds received from these companies were restricted to the leasing programs and were considered released when they were spent in accordance with the agreements.  Total funds of $5,438,000 were received on these programs and $5,217,941 was spent on leasing activities, $20,291 was reclassed to drilling and $199,768 was refunded leaving a $ -0- balance in restricted cash for leases and lease program deposits at December 31, 2011.

Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $3,017,375 were received on these programs and $2,460,844 was spent on drilling activities, and $302,799 was reclassified to promote income, offsetting the Company’s unproved oil & gas properties, and $121,379 was reclassified to unearned promote, leaving a balance of $132,353 in restricted cash and drilling prepayments at December 31, 2011.

4.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the years ended December 31:
	2011	2010
Interest payable, related parties converted into notes payable, related parties	$-	$1,035,343

Revision of asset retirement obligation	$7,254	$(1,197)

Cashless exercise of warrants classified as a derivative	$691,817	$-

Reclassification of derivative warrant liability to equity due to modification of warrants	$2,843,299	$-

Oil and gas assets financed through account payables	$849,527	$46,354

Vehicle financed through notes payable	$28,059	$-

The following is supplemental cash flow information for the years ended December 31:	2011	2010
Cash paid during the year for interest	$13,916	$5,129
Cash paid during the year for taxes	$-	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Depreciation Methods	Depreciation Period
Equipment	Straight-line	7 Years
Pipelines	Straight-line	15 Years
Buildings	Straight-line	39 Years
Leasehold improvements	Straight-line	Lesser of the Estimated Useful Life or the Lease Term
Vehicles	Straight-line	5 Years
Office furniture	Straight-line	5 Years
Website	Straight-line	5 Years

6.   NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following at December 31:

	2011	2010
Capital lease in the original amount of $9,521 to Xerox Corporation, with monthly
installments of $184, including interest at 6.00%, maturing April 1, 2013	$2,826	$4,802

Note payable in the original amount of $28,059 to Ford Motor Credit, with monthly installments of $640, including interest at 4.54%, collateralized by a truck,
maturing August 8, 2015	25,908	-

Total notes payable and capital leases	28,734	4,802
Less current portion	8,743	1,976

Total long term (notes payable and capital leases)	$19,991	$2,826

Future annual maturities of notes payable and capital leases at December 31, 2011 are as follows:

Year Ended
2012	$8,743
2013	7,681
2014	7,275
2015	5,035
Total	$28,734

7.    NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following at December 31:
	2011	2010
Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of June 1, 2015. Renewed prior amended note which matured June 1, 2011. Secured by a stock pledge and security agreement.	6,987,646	6,987,646

Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note results in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015.	1,173,000	1,173,000

Total notes payable, related parties	8,160,646	8,160,646
Less current portion	-	(8,160,646)
Total long-term notes payable, related parties	$8,160,646	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Teton Renewal Note

On June 1, 2010, a Promissory (Teton Renewal Note) note was executed to renew and extend the original note payable (Teton Note) which matured May 21, 2010.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note that was added to the note.  Interest payments were due on the note on October 1, 2010; January 12, 2011; and April 1, 2011. Effective October 1, 2010 an amendment to the Teton Renewal Note was executed to eliminate the October 1, 2010 interest payment.  Effective January 2, 2011, a second amendment was executed which eliminated the January 1, 2011 interest payment.  The final maturity date of the Teton Renewal Note was unchanged and remained June 1, 2011.  Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date.  This option will continue in existence as long as any balance remains outstanding on the note.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

8. ASSET RETIREMENT OBLIGATIONS

Pursuant to FASB ASC Topic No. 410, Asset Retirement and Environmental Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $232,730 and $219,040 at December 31, 2011 and 2010, respectively.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 13 wells, and has determined a range of abandonment dates through June 2026.

The following represents a reconciliation of the asset retirement obligations for the years ended December 31:

	2011	2010

Asset retirement obligations at beginning of year	$317,279	$300,311
Asset retirement obligations incurred in the current year
Revisions to estimates	7,254	(1,197)
Accretion of discount	19,154	18,165
Asset retirement obligations at end of year	$343,687	$317,279

In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained assurance from its independent petroleum engineer in 2011 that the plugging costs used in the estimation are appropriate.  The Company uses the expected present value technique to measure the fair value of the asset retirement obligations which is classified as a Level 3 measurement under FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

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

There were no stock options granted during the year ended December 31, 2011.  On December 24, 2010, pursuant to the 2010 Plan, the Company issued stock options for 1,059,285 shares of common stock at an exercise price of $0.42 per share and 10,000 shares of common stock at an exercise price of $0.50 per share to various executives, and selected employees and consultants for their contributions to the success of the Company.   All of the options vested immediately upon issuance at December 24, 2010, and are exercisable at any time, in whole or part, until December 24, 2015.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

A summary of option activity during the years ended December 31, 2011 and 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	900,000	$1.20	$-
Options granted	1,069,285	0.42	0.22
Options exercised	-	-	-
Outstanding at December 31, 2010	1,969,285	0.78	-
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at December 31, 2011	1,969,285	$0.78	$-

The following is a summary of stock options outstanding at December 31, 2011:

Exercise	Options	Remaining Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$1.20	900,000	1	900,000
$0.42	1,059,285	4	1,059,285
$0.50	10,000	4	10,000

Based on the Company's stock price of $0.53 at December 31, 2011, the options outstanding had an intrinsic value of $116,821.  At December 31, 2010 the Company’s stock price was $0.30 and the options outstanding had no intrinsic value.

Total options exercisable at December 31, 2011 amounted to 1,969,285 shares and had a weighted average exercise price of $0.78.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at December 31, 2011 and 2010:

		Weighted Average
	Shares	Exercise Price
December 31, 2011	1,969,285	$0.78
December 31, 2010	1,969,285	$0.78

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

The following assumptions were used for the Black-Scholes model:

	Years Ended December 31,
	2011	2010
Risk free rates	None granted	0.85%
Dividend yield	-	0%
Expected volatility	-	134.04%
Weighted average expected stock options life	-	2.5 years

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.

As of December 31, 2011 and 2010, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements.  There were no options granted or vested during the year ended December 31, 2011.  There were 1,069,285 options granted and vested during the year ended December 31, 2010.

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

Year ended December 31, 2011:

On March 1, 2011, the Company issued common shares at the then current market value of $0.40 to a consultant for the fair value of services rendered which triggered the ratchet provision of the 2007 Warrants.  The effect of the anti-dilution provision resulted in an adjustment to then number of shares of common stock issuable upon exercise of the warrants from 19,182,350 shares with an exercise price of $0.42 per share to 20,141,464 with an exercise price of $0.40 per share.

In September 2011, the Company issued warrants to investors in an offshore private placement transaction to persons who are not U.S. persons.  See Footnote 11 for additional details of the offering.  The Company issued warrants to purchase 5,584,487 shares of common stock at an exercise price of $0.60 per share, exercisable until September 15, 2014.  The Company also issued warrants to placement agents used in the offering to purchase 838,529 shares of common stock under the same terms as the investors’ warrants. None of the warrants issued under the private placement memorandum contained any anti-dilution protection rights.

In November 2011, two holders of the 2007 Warrants exercised their 1,083,335 warrants to acquire 2,166,668 shares on a cashless basis and received 790,570 shares of the Company’s common stock.

During 2011, the Company offered holders of our 2007 Warrants an option to consider modification of the warrant agreements. The terms of the modification offer would: (1) waive all prior registration rights penalties, (2) remove the cashless exercise feature, (3) change the exercise price from $0.40 to $0.50, (4) extend the exercise term of the warrants by two years, and (5) delete the full-ratchet provisions.  The removal of the cashless exercise feature effectively made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  See Note 18, Commitments and Contingencies, for further explanation.  The deletion of the full-ratchet provision resulted in a reclassification of the derivative liability on the signed agreements to additional paid-in capital.  See Note 12, Derivative Warrant Liability, for further explanation.

Pursuant to the modification agreement, we changed the terms of certain 2007 Warrant agreements representing 10,546,340 shares to increase their exercise price from $0.40 to $0.50 per share and to extend the exercise term by two years. These warrants were originally issued in conjunction with equity issues in 2007. The modification resulted in warrant modification expense of $900,660 which was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before	After
Risk free rates	0.14%	0.48%
Dividend yield	0%	0%
Expected volatility	127.97%	126.38%
Remaining term (years)	1.21 years	3.21 years

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Year ended December 31, 2010:

On December 24, 2010, the Company issued non-excluded stock options to a third party with an exercise price of $0.42 which was below the original exercise of $1.60 contained in the agreement which triggered the ratchet provision of the 2007 Warrants.  The effect of the anti-dilution provision resulted in an adjustment to the number of shares of common stock issuable upon exercise of the warrants from 5,035,367 shares with an exercise price of $1.60 per share to 19,182,350 shares with an exercise price of $0.42 per share.

A summary of warrant activity and shares issuable upon exercise of the warrants during the years ended December 31, 2011 and 2010 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	9,223,249	5,035,367	$1.60
Warrants issued	-	-	-
Warrants exercised	-	-	-
Shares issuable under anti-dilution adjustment on 12/24/10	-	14,146,983	0.42
Outstanding at December 31, 2010	9,223,249	19,182,350	0.42
Shares issuable under anti-dilution adjustment on 3/1/2011	-	959,114	0.40
Warrants issued	6,423,016	6,423,016	0.60
Warrants exercised	(1,083,335)	(2,166,668)	0.40
Warrants cancelled under modification	(5,273,166)	(10,546,340)	0.40
Warrants issued under modification	5,273,166	10,546,340	0.50
Outstanding at December 31, 2011	14,562,930	24,397,812	0.52

 The outstanding warrants had an intrinsic value of $529,622 at December 31, 2011.  All of the 14,562,930 warrants outstanding at December 31, 2011 are exercisable.

11.  STOCKHOLDER’S EQUITY

Share Capital

On October 19, 2010, the Company’s Board of Directors and a majority of its shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $.001 per share to 125,000,000 shares.   The amendment also authorized 5,000,000 shares of blank-check preferred stock, par value $.001.

Common Stock Issuances

Stock issued for cash, net of share issuance costs:

On September 15, 2011, the Company completed the sale of common stock and warrants under a Private Placement whereby securities were offered in an offshore transaction to non-U.S. persons only.  For each Unit purchased by an investor under the private placement, such investor received two (2) shares of common stock, $0.001 par value and a warrant to purchase one (1) share of common stock at an exercise price of $0.60 per share. The warrants are immediately exercisable and have a term of three years from the date of issuance.  Each Unit was sold at a sales price of $1.00 amounting to $0.50 per share of common stock.  The Company received gross proceeds from the private placement of $5,584,487, before deducting placement agents’ fees and offering expenses totaling $257,619.  Net offering proceeds of $5,326,868 were recorded as an addition to stockholders’ equity, after the deduction of offering and related closing costs of the transaction.

On November 29, 2011, the Company completed a stock purchase agreement in which we sold 3,333,334 shares of common stock, $.001 par value per share, at a price of $0.45 per share to raise gross proceeds of $1,500,000, before deducting offering expenses of $6,000, resulting in net cash proceeds of $1,494,000.

Stock issued for services:

During the year ended December 31, 2011, we issued 50,000 shares of common stock to consultants valued at $20,000.  The shares were valued using the closing market price on the date of the grant. This expense has been recorded as a general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

12.  DERIVATIVE WARRANT LIABILITY

In fiscal year 2010, we adopted FASB ASC Topic No. 815-40 (formerly EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (1) indexed to our stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered a derivative financial instrument and provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of this adoption, the 2007 Warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because these warrants have an adjustment provision applicable to the exercise price that adjusts the exercise price downward in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than the original exercise price of $1.60 per share.  As a result, the 2007 Warrants are not considered indexed to our stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income(expense) – Change in fair value of warrant derivative liability” until such time as the warrants are exercised or expire.

 Since the exercise price of the 2007 Warrants can be potentially decreased and the number of shares to settle the Warrants increased each time a trigger event occurs that results in a new adjusted exercise price below the adjusted exercise price then in effect, there could be a potentially infinite number of shares required to settle the Warrant agreement.  However, the Company has the capability of limiting the occurrence of such events.

In December 2010, the 2007 Warrants, then representing 5,035,367 shares were reset to an exercise price of $0.42 per share and into a total number of shares of 19,182,350.  In March 2011, these warrants, then representing 19,182,350 shares were reset to an exercise price of $0.40 per share and into 20,141,464 shares.

In November 2011, two investors exercised 1,083,335 of the 2007 Warrants representing 2,166,668 shares on a cashless basis.  This reduced the derivative liability by $691,817 and increased additional paid-in capital by the same amount.  The fair value of the remaining 2007 Warrants was $1,949,200 at December 31, 2011.  We recognized a loss of $1,846,025 related to the change in the fair value of these warrants during the year ended December 31, 2011.

Pursuant to the warrant modification agreement discussed in Note 10, we modified certain 2007 Warrant agreements representing 10,546,340 shares to eliminate the ratchet provision contained in the original agreements.  Since these agreements no longer had derivative features as a result of the modification, the amount of derivative warrant liabilities associated with the shares have been reclassified from derivative warrant liabilities to additional paid-in capital. The amount reclassified due to this modification was $2,843,299.

The Company used the Black-Scholes valuation model to estimate the fair value of the warrant derivative liability. Significant assumptions used at December 31, 2011 were as follows:

2011

Market value of stock on reporting date (1)	$0.53
Risk-free interest rate (2)	0.11%
Dividend yield (3)	0.00%
Volatility factor	110.68%
Expected life (4)	0.96 years

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
DECEMBER 31, 2011 AND 2010

13.     INCOME TAXES

The Company is a taxable corporation and the provision (benefit) for federal income taxes related to the Company’s operating results has been included in the accompanying consolidated statements of operations.

The income tax benefit (expense) consists of the following:

	2011	2010
Deferred income tax benefit:
U.S. Federal	$-	$-
Current income tax benefit (expense):
State and local	-	-
Income tax benefit	$-	$-

Income tax benefit for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2011	2010

Computed “expected” tax benefit	$1,553,402	$2,206,999
State and local income taxes, net of federal income tax benefit	-	-
Change in valuation allowances	557,516	(843,567)
Non-deductible expenses	(933,951)	(1,241,319)
Prior year adjustment	-	(1,774,269) 1
Other	(1,176,967)	1,652,156
Income tax benefit	$-	$-

1.
The Company has adjusted its tax basis of leasehold costs related to the 2008 acquisition from TR Energy resulting from a  IRS audit during 2010 of TR Energy’s value of the consideration received.  The Company has adjusted its tax basis in the assets acquired to equal the tax value of the consideration determined to have been received by TR Energy.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$3,790,667	$3,300,174
Deferred interest expense	701,509	486,482
Liquidated damages payable	70,634	59,093
Accretion expense	39,914	33,401
Contributions carry forward	663	612
Accrued salaries	484,040	306,177
Valuation allowance	(1,006,313)	(448,797)
Total deferred tax assets	4,081,114	3,737,142

Deferred tax liabilities:
Oil and gas properties	(3,940,377)	(3,489,326)
Fixed assets and organization costs	(140,737)	(247,816)
Total deferred tax liabilities	(4,081,114)	(3,737,142)

Net deferred tax liability	$-	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management believes it is more likely than not that the full amount of the net operating loss carry forwards will not be realized or settled, and accordingly, a valuation allowance has been recorded.  The Company’s net operating loss carry forwards approximate $11,200,000 and will expire in various years commencing in 2023.

A reconciliation of the differences between the Company’s applicable statutory tax rate and its effective income tax rate for the years ended December 31, 2011 and 2010 follows:

	2011	2010
Rate	35%	35%
Tax at statutory rate	$(1,873,903)	$(2,202,968)
State taxes	53,540	64,912
Permanent and other	2,103,066	1,294,489
Change in valuation allowance	(557,516)	843,567
Income tax benefit	$(274,813)	$-

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.  The Company’s margin tax expense is derived by multiplying its taxable margin by 1%.  The taxable margin can be derived, at the Company’s discretion, in any one of three ways.  The Company can choose gross receipts less its cost of goods sold, gross receipts less its salary and wages, or 70% of its gross receipts. The Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.   No margin tax accrual was necessary at December 31, 2011 or 2010.

The Company files tax returns in the U.S. federal jurisdiction, and the state of Texas jurisdiction.    The Company is currently subject to a three year statute of limitations by major tax jurisdictions.  The Company follows the provisions of uncertain tax provisions as addressed in FASB ASC 740-10.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company had no tax positions at December 31, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  At December 31, 2011, the Company’s tax returns relating to fiscal years ended December 31, 2008 through December 31, 2010 remain open to possible examination by the tax authorities.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

14.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in oil and gas exploration and production, saltwater disposal and pipeline transportation.  PERC is engaged in the exploration and production of crude oil and natural gas.  Pegasi Operating, Inc. (“POI”), a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, Inc. operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operated a saltwater disposal facility which disposed of saltwater and flow-back waste into subsurface storage  and  also  sold  the  skim  oil  it  separated  from  the  saltwater.  The assets of this company were sold effective July 1, 2011 and we have reported it as a discontinued operation (see Footnote 16).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010

Business segment revenue:
Oil and gas sales	$838,596	$578,207
Condensate and skim oil	53,887	40,876
Transportation and gathering	295,799	268,983
Total revenues	$1,188,282	$888,066

Business segment profit (loss):
Oil and gas sales	$(350,515)	$(309,701)
Condensate and skim oil	53,887	40,875
Transportation and gathering	(10,461)	(130,689)
General corporate	(1,637,857)	(1,627,212)
Loss from operations	$(1,944,946)	$(2,026,727)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010
Depletion and depreciation:
Oil and gas sales	$208,097	$125,588
Transportation and gathering	49,149	29,966
Assets held for sale	-	79,285
General corporate	19,824	31,055
Total depletion and depreciation	$277,070	$265,894

Capital expenditures:
Oil and gas sales	$2,075,956	$187,158
Transportation and gathering	-	24,618
Assets held for sale	-	87,003
General corporate	30,053	5,781
Total capital expenditures	$2,106,009	$304,560

	December 31,
	2011	2010
Business segment assets:
Oil and gas sales	$28,362,163	$20,538,826
Transportation and gathering	617,129	712,561
Assets held for sale	-	300,347
General corporate	841,703	1,428,267
Total assets	$29,820,995	$22,980,001

15.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31	2011	2010
Lease bonus paid to an entity controlled by officers	$890	$1,227
Rent paid to an entity controlled by other entities which are owned by PERC officers (c)	70,371	72,189
Interest expense to an entity controlled by officers	632,316	589,995
Receivables due from entities that are owned by officers and/or other entities that are controlled by officers	11,502	13,002
JIB receivables due from an entity controlled by an officer or director	183,079	192,700
Payables due to officers or to entities controlled by officers (a) (b)	1,918,719	1,321,979
Interest payable on notes owed to an entity controlled by officers	1,027,020	394,704
Notes payable owed to an entity controlled by officers	8,160,646	8,160,646
Revenue distribution payable due to an entity controlled by a director	9,807	6,202
Restricted cash held (owed) for drilling that belongs to (due from) an entity controlled by a director	(28,618)	730,418
Unearned promote from an entity controlled by a director	121,379	-
Promote received from an entity controlled by a director	339,342	-

(a)	Includes $1,423,647 and $900,521 of accrued salaries payable at December 31, 2011 and 2010, respectively. Also includes $240,000 of advances from officers at December 31, 2011 and 2010.
(b)	Includes $101,506 and $65,770 owed to an entity controlled by an officer for a 20% undivided interest in pipeline and disposal well operations as of December 31, 2011 and 2010, respectively.
(c)
The Company leases certain office and yard space under non-cancelable operating leases with related parties that expire on January 1, 2012.  These leases have not been renewed and are being leased on a month to month basis.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

16.  DISCONTINUED OPERATIONS

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

At July 1, 2011, assets of 59 Disposal included in the sale had a net book value of $300,347 and were previously included in the consolidated balance sheets as assets held for sale.  The Company’s portion of the sales price was their 80% interest which amounted to $1.04 million.  Current assets and liabilities of 59 Disposal at the date of sale, including accounts receivable of $75,648, accounts payable of $68,816, related party payables of $123,290, interest payable of $2,015 and notes payable, related party, of $23,244 were retained by the Company under the sale provisions.

The following schedule details 59 Disposal’s property and equipment included in the sale as of July 1, 2011:

	Cost	Accumulated Depreciation	July 1, 2011 Net Book Value
Lease & well equipment	$597,740	$318,916	$278,824
Buildings	19,916	2,353	17,563
Office furniture & equipment	6,550	2,590	3,960
	$624,206	$323,859	$300,347

As a result of the discontinued operations accounting treatment, the Consolidated Statements of Operations reflects 59 Disposal as a discontinued operation for all periods presented. Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $182,753 and $108,877, respectively, for the years ended December 31, 2011 and 2010.

	Year Ended
	December 31,	December 31,
	2011	2010

Income (loss) from discontinued operations	$48,528	$(196,979)
Gain from sale of discontinued operations	736,653	-
Income tax expense – discontinued operations	(274,813)	-
Income (loss) from discounted operations, net of tax	$510,368	$(196,979)

17.   RISK CONCENTRATIONS

We maintain our deposits in one financial institution, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation.   The Company also maintains a sweep investment account which covers all of our bank accounts in order to reduce fees and earn maximum interest.  The balance in the sweep investment account is invested daily in federal obligations that are not covered by FDIC insurance.  The balance available for investment in the sweep account was approximately $6.8 million at December 31, 2011 and $1.5 million at December 31, 2010.  The Company has not experienced any losses with respect to uninsured balances.

Two customers accounted for approximately 60% and 32%, respectively, of the Company’s total sales for the year ended December 31, 2011.  Two customers accounted for approximately 37% and 42% of the Company’s total sales for the year ended December 31, 2010.  Revenues were reported from these customers in the oil and gas, condensate and skim oil, and transportation and gathering segments.

Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $424,000 and $294,000 in 2011 and 2010, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Employment Contracts

The Company has an employment contract with its President and Chief Executive Officer that requires minimum compensation totaling $250,000 annually through May 1, 2012.   The Company’s Executive Vice President has an employment contract through May 1, 2012 that provides for minimum compensation of $225,000 annually.  The Company’s Sr. Vice President and Chief Financial Officer, has an employment contract through May 1, 2012 that provides for minimum compensation of $210,000 annually. However, this agreement terminated with the CFO’s death on January 28, 2012.

Leases

The Company leases certain office space under a non-cancelable operating lease that expired August 31, 2010.  This lease can be renewed for additional periods ranging from one to two years.  On the expiration date of August 31, 2010 the lease was not renewed and the office space is now being leased monthly.  Lease expense was approximately $26,000 and $26,000 for the years ended December 31, 2011 and 2010, respectively.

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

Along with the Company's counsel, management monitors developments related to legal matters and, when appropriate, makes adjustments to record liabilities to reflect current facts and circumstances.  Management has recorded a liability related to its registration rights agreement with investors that provides for the filing of a registration statement for the registration of the shares issued in the offering in December 2007, as well as the shares issuable upon exercise of related warrants.  The Company failed to meet the deadline for the effectiveness of the registration statement and therefore was required to pay liquidated damages of approximately $100,000 on the first day of effectiveness failure, or July 18, 2008.  An additional $100,000 penalty was required to be paid by the Company every thirty days thereafter, prorated for periods totaling less than thirty days, until the effectiveness failure was cured, up to a maximum of 18% of the aggregate purchase price, or approximately $1,800,000.  The Company’s registration became effective on August 21, 2008.  At December 31, 2011, management reevaluated the status of the registration statement and determined an accrual of $207,746 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $207,746 and $173,802 in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively.   The difference of $33,944 was charged against income in the Other Income (Expense) section of the consolidated statement of operations.

Pursuant to the warrant modification agreement discussed in Note 10, the Company modified certain 2007 Warrant Agreements representing 10,546,340 shares to waive all prior registration rights and remove the cashless exercise feature.  The removal of the cashless exercise made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  The removal of the original penalty on the modified warrants and the addition of the penalty incurred due to the modification agreement were recorded in 2011 and did not result in a material change to the registration rights penalty payable at December 31, 2011.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

19. SUBSEQUENT EVENTS

In December 2011, the Company commenced drilling a well in Marion County, Texas.  This extension well to the previously announced Pegasi Norbord #1 gas condensate discovery was completed in January 2012.  The Company began drilling a further extension well to the Norbord in January 2012.  The Company also began drilling a horizontal well in Cass County, Texas in January 2012.

On January 5, 2012, pursuant to the 2007 Stock Option Plan, the Company issued stock options for 486,364 shares of common stock at an exercise price of $0.50 per share and 363,636 shares of common stock at an exercise price of $0.55 per share to various executives and directors for their contributions to the success of the Company.  All of the options vested immediately upon issuance at January 5, 2012, and are exercisable at any time, in whole or part, until January 5, 2017.

On January 5, 2012, pursuant to the 2010 Incentive Stock Option Plan, the Company issued stock options for 880,775 shares of common stock at an exercise price of $0.50 to various directors, selected employees and consultants for their contributions to the success of the Company.  All of the options vested immediately upon issuance at January 5, 2012, and are exercisable at any time, in whole or part, until January 5, 2017.

On February 16, 2012, the Company issued 50,000 shares of common stock to consultants valued at $26,500.  The shares were valued using the closing market price on the date of the grant.

On February 23, 2012, the Company adopted the 2012 Incentive Stock Option Plan (the “2012 Plan”) for directors, executives, and selected employees and consultants to reward them for making major contributions to the success of the Company by issuing long-term incentive awards under the 2012 Plan thereby providing them with an interest in the growth and performance of the Company.  The 2012 Plan reserves 10,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.

Pursuant to the modification agreement discussed in Note 10, two additional investors representing 1,760,000 shares returned their signed agreements in January and February of 2012.

In March 2012, a holder of the 2007 Warrants exercised their warrants to acquire 1,630,668 shares on a cashless basis and received 776,884 shares of the Company’s common stock.

On March 9, 2012, the Company completed a stock purchase agreement in which it sold 4,444,445 shares of common stock, $.001 par value per share, at a price of $0.45 per share to raise gross proceeds of $2,000,000.25, before deducting offering expenses of $10,000, resulting in net cash proceeds of $1,990,000.25.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic No. 932, Extractive Activities—Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	2011	2010
Unproved oil and gas properties	$10,351,292	$9,044,960
Proved oil and gas properties (including asset retirement costs)	12,421,439	11,981,949
Less accumulated depreciation, depletion, amortization, and valuation allowance	(1,219,027)	(1,018,100)
Net capitalized costs	$21,553,704	$20,008,809

Capitalized costs include leasehold costs, lease and well equipment, capitalized intangible drilling costs, and capitalized intangible completion costs.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2011 and 2010, as follows:

	2011	2010
Acquisition of proved properties	$4,015	$5,220
Acquisition of unproved properties	1,344,156	59,088
Development costs	727,785	122,850

Results of Operations for Producing Activities

The following table presents the consolidated results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2011 and 2010:

	2011	2010
Revenues	$838,596	$578,207
Production costs	(443,588)	(312,505)
Depletion, depreciation, and valuation provisions	(200,926)	(117,825)
Exploration costs	-	-
Income before income tax expense	194,082	147,877
Income tax expense	(67,929)	(51,757)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$126,153	$96,120

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.    The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  The petroleum engineer that determined our reserves also planned and supervised the drilling of wells that we drilled in the East Texas project.  His 2011 and 2010 compensation, from the Company, for the planning and supervision of drilling wells was $228,432 and $184,023, respectively.  The petroleum engineer’s compensation for reserve estimation for that same time period was $20,562 and $16,484, respectively.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at January 1, 2009	1,048,300	27,374,105
Extensions and discoveries	-	-
Production	(5,719)	(64,003)
Revisions of previous estimates	(33,682)	(999,947)
Balance at December 31, 2009	1,008,899	26,310,155
Extensions and discoveries	-	-
Production	(4,346)	(61,678)
Revisions of previous estimates	(546,267)	(12,434,037)
Balance at December 31, 2010	458,286	13,814,440
Extensions and discoveries	722	859
Production	(4,063)	(117,461)
Revisions of previous estimates	(6,791)	1,168,176
Balance at December 31, 2011	448,154	14,866,014

Proved developed reserves:
December 31, 2009
Beginning of year	58,340	945,223
End of year	45,656	772,470
December 31, 2010
Beginning of year	45,656	772,470
End of year	52,866	799,696
December 31, 2011
Beginning of year	52,866	799,696
End of year	52,085	764,010

Proved Undeveloped reserves:
December 31, 2009
Beginning of year	989,960	26,428,882
End of year	963,243	25,537,685
December 31, 2010
Beginning of year	963,243	25,537,685
End of year	405,420	13,014,744
December 31, 2011
Beginning of year	405,420	13,014,744
End of year	396,069	14,102,004

Revisions of previous estimates decreased significantly during 2010.  This was primarily due to the re-classification of the Cotton Valley area from proved undeveloped reserves to the probable and possible categories on the reserve report.  As a result of the success of the Norbord well, the Company decided to focus its attention on the Travis Peak area, and not develop the Cotton Valley area within the next five years.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

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

Future cash inflows were computed by applying existing contract and 12-month average prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2011 and 2010, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2011	2010
Future cash inflows	$95,089,891	$84,524,242
Future production costs	(24,780,291)	(23,275,640)
Future development costs	(13,235,000)	(10,380,000)
Future income tax expenses	(15,895,141)	(12,763,161)
Future net cash flows	41,179,459	38,105,441
10% annual discount for estimated timing of cash flows	(17,415,953)	(22,335,947)
Standardized measure of discounted future net cash flows	$23,763,506	$15,769,494

	2011	2010
Beginning of year	$15,769,494	$10,201,414
Sales of oil and gas, net of production costs	(395,008)	(265,702)
Extensions, discoveries, and improved recoveries, less related costs	9,242	-
Accretion of discount	2,056,436	1,184,227
Net change in sales and transfer prices, net of production costs	2,566,835	7,230,503
Actual development costs incurred	727,785
Changes in estimated future development costs	2,506,962	6,451,644
Net change in income taxes	(2,232,589)	(3,158,548)
Changes in production rates (timing and other)	835,879	14,456,049
Purchases and sales of mineral interests	-	-
Revisions of previous quantities	1,918,470	(20,330,093)
End of year	$23,763,506	$15,769,494

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 for the reasons discussed above.

This annual report does not include an attestation report by Whitley Penn LLP, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 26, 2012 are set forth below:

Names:	Ages	Titles:	Position Held Since	Director Since
Michael H. Neufeld	62	President, Chief Executive Officer, and Director Interim Chief Financial Officer	November 22, 2006 January 28, 2012	November 22, 2006
William L. Sudderth	70	Executive Vice President, Land	November 22, 2006	n/a
Oliver Waldron	68	Director	n/a	August 3, 2011
Alan Gelfand	52	Director	November 22, 2006	November 22, 2006
David J. Moss	41	Director	November 22, 2006	November 22, 2006

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Michael H. Neufeld - President, Chief Executive Officer, Interim Chief Financial Officer and Director

Mr. Neufeld has been President and Chief Executive Officer of PERC and its predecessors since 2000 and Interim Chief Financial Officer since January 2012.  He worked for Pennzoil Company from 1972 to 1976 as a Development Geologist, Exploration Geologist and Senior Geologist working in Pennzoil’s Gulf Coast Division.  He then joined American Resources Company from 1976 to 1977 as Senior Geologist.  In 1977 he joined Hunt Oil Company as Sr. Geologist working in the Texas and Gulf Coast regions. From 1978 to 1981, Mr. Neufeld worked for Croftwood Corporation as Senior Exploration Geologist and Vice-President of Exploration working in the Gulf Coast of Louisiana and Texas.  In 1983 Mr. Neufeld co-founded SMK Energy Corporation ("SMK Energy"), where exploration efforts were concentrated in East Texas, Gulf Coast Louisiana and the Rocky Mountains.  He graduated from Louisiana State University in 1971 with a B.S. Degree in Geology. Mr. Neufeld was selected to serve as a director due to his deep familiarity with our business and his extensive entrepreneurial background.

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

Oliver Waldron - Director

Oliver Waldron has been a director since August 2011.  After achieving his Doctor of Philosophy degree in Nuclear Physic from University of Oxford, Mr. Waldron began his career at Anglo American Corporation of South Africa in 1968 where he undertook a wide range of project studies as team leader on natural resource development opportunities, developed new business in North and South America and managed both mining and oil and gas development projects in Canada, US and Mexico.

In 1972, Mr. Waldron joined Tara Exploration and Development Co Ltd as Managing Director. In 1976, he worked as Management Consultant and Private Investor in natural resource projects.  In 1978, he worked as Chairman and Founder of Dragon Oil PLC where he brought the company listed on the London Stock Exchange in 1992.  In 1998, he joined Celtic Resources PLC as co-founder.  In 2000, he formed Hibernian Oil Company Limited.  From 2001 to 2008, he worked as Management Consultant in oil and gas projects in the Caspian Region assisting with technical, commercial, financial evaluations of new projects.  In 2009, Mr. Waldron joined Caspian Oil Resources Limited in Gibraltar as Chairman. Mr. Waldron was selected to serve as a director due to his vast experience with oil and gas companies and his extensive entrepreneurial background.

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

Family Relationships

None.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Mr. Neufeld has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Messrs. Waldron, Gelfand and Moss are independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Owner Reporting Compliance

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2011 and 2010. In accordance with the rules of the SEC, this table omits columns that are not relevant.

Name and Principal Position	Year	Salary ($)		Stock Awards($)		Total ($)
Michael Neufeld	2011	$250,000	(1)	$-		$250,000
Chief Executive Officer	2010	$250,000	(1)	$51,300	(3)	$301,300

Bill L. Sudderth	2011	$225,000	(2)	$-		$225,000
Executive Vice President	2010	$225,000	(2)	$51,300	(3)	$276,300

Richard A. Lindermanis (5)	2011	$210,000	(6)	$-		$210,000
Senior Vice-President and Chief Financial Officer	2010	$210,000		$51,300	(3)	$261,300

William Denman	2011	$120,000		$-		$120,000
Land Manager	2010	$120,000		$32,319	(4)	$152,319

1.	Mr. Neufeld’s salary consists of $250,000 accrued during 2011 and $26,041 paid and $223,959 accrued during 2010.
2.	Mr. Sudderth’s salary consists of $225,000 accrued during 2011 and $23,437 paid and $201,563 accrued during 2010.
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

5.	Mr. Lindermanis served as Senior Vice-President and Chief Financial Officer until his death in January 2012.
6.	Mr. Lindermanis’ salary consists of $161,875 paid and $48,125 accrued during 2011 and $210,000 paid during 2010.

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

The material terms of each Executive Officer’s services agreement or arrangement is as follows:

Each of Michael Neufeld and Bill Sudderth has entered into an employment agreement with us.  Each of these agreements is substantially similar.  They had an initial term of three years, commencing May 1, 2007.  The contracts were automatically renewed for a one-year term and will continue to automatically renew for successive one year terms unless, at least 90 days before the last day of the employment period, a written notice is given stating that the employment period will not be extended.  Mr. Neufeld will be paid an annual salary of $250,000 and Mr. Sudderth will be paid $225,000.  Each person may be entitled to a bonus at the discretion of the Board of Directors.  Each person may be terminated for cause, which under the terms of the agreements is defined as:

●
The employee having, in our reasonable judgment, committed an act which if prosecuted and resulting in a conviction would constitute a fraud, embezzlement, or any felonious offense (specifically excepting simple misdemeanors not involving acts of dishonesty and all traffic violations);

●	The employee’s theft, embezzlement, misappropriation of or intentional and malicious infliction of damage to our property or business opportunity;
●	the employee’s repeated abuse of alcohol, drugs or other substances as determined by an independent medical physician; or
●
the employee’s engagement in gross dereliction of duties, refusal to perform assigned duties consistent with his position, his knowing and willful breach of any material provision of their agreements continuing after written notice from us or repeated violation of our written policies after written notice.

Each of the agreements contains standard non-disclosure and prohibits the employee from competing with us in our territory for a period of two years following the termination of employment for any reason.  For purposes of the employment agreement, the territory consists of all land at any time held under our leases (or our affiliates) for mineral exploration or development and all surrounding land within two miles from any leased land.

Option/SAR Grants in Fiscal Year Ended December 31, 2011

None.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2011 for each of our executive officers.

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

 Director Compensation

Non-employee directors did not receive any compensation for services to our company for the fiscal year ended December 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2012.

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)

Michael H. Neufeld (4)	Common Stock	22,970,253 (5)	36.26%

William L. Sudderth (4)	Common Stock	22,895,252 (6)	36.16%

Oliver Waldron	Common Stock	225,000 (7)	*

Alan Gelfand	Common Stock	625,000 (8)	1.14%

David J. Moss	Common Stock	780,000 (9)	1.42%

All Officers and Directors	Common Stock	30,160,156 (10)	46.35%
As a Group (5 persons)

Teton Royalty Ltd. (4)	Common Stock	13,135,349 (11)	20.89%

Centrum Bank AG (12)	Common Stock	5,830,000 (13)	10.19%

Ballindine Limited (14)	Common Stock	5,442,000 (15)	9.71%

MSFG Investments Inc. (16)	Common Stock	4,444,445	8.20%

TR Energy, Inc. (17)	Common Stock	4,200,000	7.75%

Jay Moorin (18)	Common Stock	3,725,834 (19)	6.86%

Richard Waldron (20)	Common Stock	3,000,000 (21)	5.43%

* Less than 1%.

(1) The address is c/o Pegasi Energy Resources Corporation, 218 N. Broadway, Suite 204, Tyler, Texas 75702.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 54,225,008 shares issued and outstanding on March 26, 2012.

(4) Messrs. Neufeld and Sudderth are co-owners, executive officers and directors of Teton Royalty Ltd.

(5) Includes 25,000 shares of common stock underlying warrants and 441,154 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Royalty Ltd., 52,500 shares of common stock underlying warrants held by Teton Royalty Ltd. and 8,602,849 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.  Mr. Neufeld disclaims 50% of the shares held by Teton Royalty Ltd., which corresponds to his 50% ownership interest in the entity.

(6) Includes 441,153 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Royalty Ltd., 52,500 shares of common stock underlying warrants held by Teton Royalty Ltd. and 8,602,849 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.  Mr. Sudderth disclaims 50% of the shares held by Teton Royalty Ltd., which corresponds to his 50% ownership interest in the entity.

(7) Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(8) Includes 475,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(9) Includes 25,000 shares of common stock issuable upon conversion of warrants and 555,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(10) Includes 50,000 shares of common stock issuable upon conversion of warrants and 2,137,307 shares of common stock underlying options that are currently exercisable or exercisable within 60 days. Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Royalty Ltd., 52,500 shares of common stock underlying warrants held by Teton Royalty Ltd. and 8,602,849 shares of common stock issuable upon conversion of debt held by Teton Royalty Ltd.

(11) Includes 52,500 shares of Common Stock underlying warrants and 8,602,849 shares of Common Stock issuable upon conversion of debt held by Teton Royalty Ltd. As of March 26, 2012, Teton Royalty Ltd. had $5,792,957 of outstanding principal and $843,411 of accrued interest that the Company has agreed to allow Teton Royalty Ltd. to convert into shares of Common Stock at a conversion price of $1.20 per share, $1,194,689 of outstanding principal and $173,923 of accrued interest that the Company has agreed to allow Teton Royalty Ltd. to convert into shares of Common Stock at a conversion price of $1.60 per share and $1,173,000 of outstanding principal and $157,296 of accrued interest that the Company has agreed to allow Teton Royalty Ltd. to convert into shares of Common Stock at a conversion price of $0.60 per share.

(12) Gerhard Roeoesli and Alessandra Waibel have voting and investment control over shares owned by this entity.  The address of this shareholder is Kirchstrasse 3 9490 Vaduz, Principality of Liechtenstein.

(13) Includes 2,960,000 shares of common stock issuable upon conversion of warrants.

(14) John Wright, director of the Aile Limited, the corporate director of the investor, has voting and investment control over shares owned by this entity.  The address of this shareholder is Heritage Hall, Me Marchant St., St. Peter Port, Guernsey G41 6H7.

(15) Includes 1,814,000 shares of common stock issuable upon conversion of warrants.

(16) Mehdi Shams has voting and investment control over shares owned by this entity.  The address of this shareholder is Unicapital (London) Ltd., 6th Floor, 23 Buckingham Gate, London SWIE 6LB, United Kingdom.

(17) Mike Neufeld and William Sudderth have voting and investment control over shares owned by this shareholder.  The address of this entity is PO Box 479, Tyler, Texas 75710.

(18) The address of this shareholder is 90 Nassau Street, 5th Floor, Princeton, New Jersey 08542.

(19) Includes 100,000 shares of common stock issuable upon conversion of warrants and 333,334 shares owned by the 2001 Grantor Retained Annuity Trust of the Jay Moorin, of which Jay Moorin is the trustee. Information is based on a Schedule 13G filed with the SEC on December 21, 2011.

(20) The address of this shareholder is 20 Sunnyside, London, SW19 4SH, United Kingdom.

(21) Includes 1,000,000 shares of common stock issuable upon conversion of warrants.

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

Effective January 1, 2007, PERC, entered into a five-year lease agreement with Marion Swamp Fox L.P. providing for (i) the lease to PERC of 34 acres of storage facilities and (ii) use of office space.  On July 1, 2008 the lease for office space was amended to include additional office space and the lease payments were increased from $750 per month to $4,500 per month for the remaining term.  The 34 acre storage facility has lease payments of $1,500 per month plus $0.05 per barrel of water injected into the facility.  The total lease payments over the entire term of the lease equal $292,500.  Marion Swamp Fox LP is owned by Messrs. Neufeld, Sudderth and Lindermanis, each an executive officer of the Company.

POI, TR Rodessa, and 59 Disposal, had each executed a promissory note dated May 21, 2007, payable to Teton, an entity owned by Messrs. Neufeld and Sudderth, each an executive officer of the Company, in the original principal amount of $5,579,847.  The note evidences the combined total of prior working capital loans Teton made to PERC and its subsidiaries over the previous two years.  The note accrued interest at eight percent (8%) per annum. Additional funds totaling $1,095,000 were added to the note during 2009.  On June 1, 2010 a Promissory (Teton Renewable Note) note was executed to renew and extend the original promissory note dated May 21, 2007.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  Accrued interest and principal is due on the notes maturity date of June 1, 2015.  Under the terms of a memorandum of understanding dated May 21, 2007, between the Company and Teton, Teton has the right to convert that original amount into shares of common stock at any time after May 21, 2008 at $1.20 per share.  An amendment to the promissory note was executed on March 3, 2009 that gave Teton the right to convert the additional funds into shares of common stock at $1.60 per share. The largest aggregate amount of principal outstanding during 2011 was $6,987,646 (See Note 7).  Interest expense on the note during 2011 was $559,008.

On October 14, 2009, PERC executed a promissory note payable to Teton that would allow the Company to receive up to $1,000,000.  On March 2, 2010 an amendment to the promissory note was executed that provided additional funds available of $1.5 million.  As of December 31, 2011, PERC had received $1,173,000 related to this note.  The accrued interest and outstanding principal are due on the maturity date of June 1, 2015.  Interest expense on this note during 2011 was $73,308.

In addition, at December 31, 2011 and 2010, we owed TR Energy an amount of $101,506 and $65,770, respectively, in connection with our purchase of a 20% undivided interest in their pipelines and disposal well.  TR Energy is owned by Messrs. Neufeld and Sudderth.

In July 2010, PERC entered into a participation agreement with Energi Drilling 2010A LP (“ED LP”) to raise funds for the drilling of various wells.  David Moss, a director of Pegasi, is a managing member and majority owner of Energi Management LLC (“EM”) and EM is the general partner of Energi Drilling 2010A LP.  ED LP is a hedge fund that was established for the sole purpose of investing in oil and gas properties with PERC.  Through the participation agreement ED LP agreed to pay up to $2.3 million for a 15% interest in the Norbord #1 well and up to a 40% working interest in both the Swamp Fox#1 and Swamp Fox #2 wells.  ED LP fee was to cover their share of the drilling and completion costs plus a promote. The total promote included in the agreement is $780,000.  PERC will bear the cost of any variance in the actual costs from budget.  ED LP will be liable for its share of production costs in proportion to its working interest in each well.  PERC received $1.3 million form ED LP during 2010 for the drilling of the Norbord #1 and Swamp Fox #1 wells.

In November 2011, PERC amended the participation agreement with ED LP to include the Haggard B well.  PERC received $290,340 for a 15% working interest through completion on this well.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2011 and 2010, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were approximately $106,000 and $82,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2011 and 2010 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us during fiscal years ended December 31, 2011 and 2010 for tax related services.

All Other Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2011 and 2010 for other services.  During the years ended December 31, 2011 and 2010, there were no amounts billed for other services.

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

10.18
Form of Second Amendment to Promissory Note, effective as of January 1, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011 and incorporated herein by reference.

10.19
Form of Fourth Amendment to Promissory Note, effective as of January 2, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011 and incorporated herein by reference.

10.20
Form of Third Amendment to Promissory Note, effective as of April 1, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011 and incorporated herein by reference.

10.21
Form of Fifth Amendment to Promissory Note, effective as of April 2, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011 and incorporated herein by reference.

10.22
Form of Subscription Agreement, by and between Pegasi Energy Resources Corporation and the investors, dated July 28, 2011, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2011 and incorporated herein by reference.

10.23
Form of Registration Rights Agreement, by and between Pegasi Energy Resources Corporation and the investors, dated July 28, 2011, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2011 and incorporated herein by reference.

10.24
Form of Warrant issued to the investors and the placement agents, dated July 28, 2011, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2011 and incorporated herein by reference.

10.25
Form of Lock-Up Agreement, by and between Pegasi Energy Resources Corporation and its officers and directors, dated July 28, 2011, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2011 and incorporated herein by reference.

10.26
Form of Fourth Amendment to Promissory Note, effective as of June 23, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2011 and incorporated herein by reference.

10.27
Form of Sixth Amendment to Promissory Note, effective as of June 23, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2011 and incorporated herein by reference.

10.28
Form of Asset Purchase Agreement, effective as of July 1, 2011, by and among Trinity Disposal & Trucking LLC, Pegasi Energy Resources Corporation, 59 Disposal, Inc., TR Energy Inc. and Marion Swamp Fox L.P., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2011 and incorporated herein by reference.

10.29
Form of Purchase Agreement, by and between Pegasi Energy Resources Corporation and the investors, dated November 21, 2011, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2011 and incorporated herein by reference.

10.30
Form of Purchase Agreement, by and between Pegasi Energy Resources Corporation and MSFG Investments Inc., dated March 9, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.

14.01	Code of Ethics, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010 and incorporated herein by reference.

21.01	List of subsidiaries, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010 and incorporated herein by reference.

23.01	Consent of James E. Smith & Associates, Independent Petroleum Engineers

23.02	Consent of Whitley Penn LLP

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Reserve Report of James E. Smith & Associates, Independent Petroleum Engineers

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*
___________

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

PEGASI ENERGY RESOURCES CORPORATION

Date: March 28, 2012	By:	/s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD	Chief Executive Officer, Chief Financial Officer and Director	March 28, 2012
Michael Neufeld

	Director	March 28, 2012
Alan Gelfand

/s/ DAVID J. MOSS	Director	March 28, 2012
David J. Moss

/s/ OLIVER WALDRON	Director	March 28, 2012
Oliver Waldron