Form 10-Q
period 2012-03-31
Pegasi Energy Resources Corporation.
filed 2012-05-15
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

There were 54,225,008 shares of the registrant's common stock outstanding as of May 9, 2012.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,674,383	$6,749,368
Cash in drilling escrow	28,293	-
Accounts receivable, trade	243,369	304,940
Accounts receivable, related parties	11,502	11,502
Joint interest billing receivable, related parties, net	430,192	183,079
Joint interest billing receivable, net	117,022	87,512
Other current assets	131,222	86,245
Total current assets	5,635,983	7,422,646

Property and equipment:
Equipment	66,855	66,855
Pipelines	728,991	728,991
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	135,687	137,616
Website	15,000	15,000
Total property and equipment	1,009,729	1,011,658
Less accumulated depreciation	(388,687)	(377,651)
Property and equipment, net	621,042	634,007

Oil and gas properties:
Oil and gas properties, proved	12,587,343	12,188,709
Oil and gas properties, unproved	13,456,522	10,351,292
Capitalized asset retirement obligations	232,730	232,730
Total oil and gas properties	26,276,595	22,772,731
Less accumulated depletion and depreciation	(1,268,251)	(1,219,027)
Oil and gas properties, net	25,008,344	21,553,704

Other assets:
Restricted cash – drilling program	211,652	132,353
Deferred financing costs	15,550	-
Certificates of deposit	78,352	78,285
Total other assets	305,554	210,638

Total assets	$31,570,923	$29,820,995

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$411,244	$164,360
Accounts payable	2,180,645	2,080,390
Accounts payable, related parties	2,045,205	1,918,719
Revenue payable	286,146	316,646
Interest payable, related parties	1,185,099	1,027,020
Liquidated damages payable	344,756	207,746
Unearned promote	121,379	121,379
Other payables	19,897	33,155
Derivative warrant liability	1,311,506	1,949,220
Current portion of notes payable and capital leases	7,721	8,743
Total current liabilities	7,913,598	7,827,378

Drilling prepayments	211,652	132,353
Notes payable and capital leases	24,026	19,991
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	348,757	343,687
Total liabilities	16,658,679	16,484,055

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 125,000,000 shares authorized; 54,225,008 and 48,953,679 shares issued and outstanding	54,225	48,954
Additional paid-in capital	35,478,809	31,164,705
Accumulated deficit	(20,620,790)	(17,876,719)
Total stockholders' equity	14,912,244	13,336,940

Total liabilities and stockholders' equity	$31,570,923	$29,820,995

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenues:
Oil and gas	$168,008	$201,166
Condensate and skim oil	12,470	8,699
Transportation and gathering	39,319	147,457
Total revenues	219,797	357,322

Operating expenses:
Lease operating expenses	82,233	101,500
Pipeline operating expenses	39,589	39,032
Cost of gas purchased for resale	-	94,814
Depletion and depreciation	67,418	61,713
General and administrative	1,415,571	587,586
Total operating expenses	1,604,811	884,645
Loss from operations	(1,385,014)	(527,323)

Other income (expenses):
Interest income	68	102
Interest expense	(158,638)	(161,178)
Changes in fair value of warrant derivative liability	(803,550)	(881,203)
Warrant modification expense	(260,554)	-
Liquidated damages	(137,010)	(7,949)
Other income (expense), net	627	5,068
Total other expenses, net	(1,359,057)	(1,045,160)

Loss from continuing operations before income tax benefit	(2,744,071)	(1,572,483)

Income tax benefit	-	9,959

Loss from continuing operations	(2,744,071)	(1,562,524)

Income (loss) from discontinued operations (net of tax expense of $-0- and $9,959, respectively)	-	18,494
Net loss	$(2,744,071)	$(1,544,030)

Basic and diluted income (loss) per share:
Loss from continuing operations	(0.05)	(0.05)
Income (loss) from discontinued operations	0.00	0.00
Basic and diluted loss per share	$(0.05)	$(0.05)

Weighted average shares outstanding – basic and diluted	50,332,230	33,627,468

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Operating Activities
Net loss	$(2,744,071)	$(1,544,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	67,418	61,713
Accretion of discount on asset retirement obligations	5,070	5,913
Stock based compensation	604,112	-
Common stock issued for consulting services	26,500	20,000
Gain on sale of equipment	(276)	(4,872)
Change in fair value of warrant derivative liability	803,550	881,203
Warrant modification expense	260,554	-
Changes in operating assets and liabilities:
Accounts receivable, trade	61,571	(189,177)
Accounts receivable, related parties	-	1,500
Joint interest billing receivable, related parties, net	(247,113)	177,031
Joint interest billing receivable, net	(29,510)	553
Other current assets	(44,977)	17,496
Accounts payable	(230,991)	372,022
Accounts payable, related parties	126,486	161,981
Revenue payable	(30,500)	154,364
Interest payable, related parties	158,079	158,079
Liquidated damages payable	137,010	7,949
Other payables	(13,258)	3,988
Net cash provided by (used in) operating activities	(1,090,346)	285,713

Investing Activities
Additions to certificates of deposit	(67)	(102)
Purchases of oil and gas properties	(3,172,619)	(86,047)
Drilling escrow	(28,293)	-
Proceeds from sale of property and equipment	-	5,000
Net cash used in investing activities	(3,200,979)	(81,149)

Financing Activities
Payments on notes payable and capital leases	(1,939)	(483)
Cash overdraft	246,884	197,828
Deferred financing costs	(15,550)	-
Proceeds from sale of common stock, net of offering costs	1,986,945	-
Net cash provided by financing activities	2,216,340	197,345

Net increase (decrease) in cash and cash equivalents	(2,074,985)	401,909
Cash and cash equivalents at beginning of year	6,749,368	249,802
Cash and cash equivalents at end of year	$4,674,383	$651,711

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PERC have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2011, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2011 annual consolidated financial statements, have been omitted.

b)  New Accounting Pronouncements

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. We do not believe that pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended December 31, 2011.

c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  We account for non-employee share-based awards based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the quarter ended March 31, 2012 and March 31, 2011, the Company recognized $604,112 and $0, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months ended March 31, 2012 and 2011, the Company had potentially dilutive shares of 36,008,698 and 28,056,477, respectively, that were excluded from the earnings per share calculation because their impact would be antidilutive. For the three months ended March 31, 2012 and 2011, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

e) Cash in Drilling Escrow

The Company entered an operating agreement on January 4, 2012 with one of the drilling contractors of the Company’s oil and gas wells.  Terms of the agreement required the Company to deposit $550,000 into an escrow account from which payments will be made to the contractor.  As of March 31, 2012 amounts on deposit were $28,293.

f)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

3.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at:	March 31, 2012	March 31, 2011
Note payable to Teton (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of June 1, 2015. Renewed prior amended note which matured June 1, 2011. Secured by a stock pledge and security agreement.	$6,987,646	$6,987,646
Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two to the note results in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015.	1,173,000	1,173,000
Total notes payable, related party	8,160,646	8,160,646
Less current portion	-	(8,160,646))
Total long-term notes payable, related party	$8,160,646	$-

4.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the three months ended March 31:

	2012	2011

Trade in proceeds on equipment	$2,640	$-

Cashless exercise of warrants classified as a derivative	$767,740	$-

Reclassification of derivative warrant liability to equity due to modification of warrants	$211,700	$-

Oil and gas assets financed through account payables	$1,180,773	$65,884

Equipment financed through notes payable	$7,592	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The following is supplemental cash flow information for the three months ended March 31:
	2012	2011
Cash paid during the period for interest	$559	$3,564
Cash paid during the period for taxes	$-	$-

5.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in the exploration and production of crude oil and natural gas, and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operated a saltwater disposal facility which disposed of saltwater and flow-back waste into subsurface storage  and  also  sold the  skim  oil  it  separated from  the  saltwater.  The assets of this company were sold effective July 1, 2011 and we have reported it as a discontinued operation (see Footnote 11).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Business segment revenue:
Oil and gas sales	$168,008	$201,166
Condensate and skim oil	12,470	8,699
Transportation and gathering	39,319	147,457
Total revenues	$219,797	$357,322

Business segment profit (loss):
Oil and gas sales	$34,769	$54,056
Condensate and skim oil	12,470	8,699
Transportation and gathering	(18,371)	(4,197)
General corporate	(1,413,882)	(585,881)
Loss from operations	$(1,385,014)	$(527,323)

	Three Months Ended March 31,
	2012	2011
Depletion and depreciation:
Oil and gas sales	$51,006	$45,610
Transportation and gathering	11,601	11,799
General corporate	4,811	4,304
Total depletion and depreciation	$67,418	$61,713

Capital expenditures:
Oil and gas sales	$3,503,865	$86,047
General corporate	7,592	-
Total capital expenditures	$3,511,457	$86,047

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

	March 31,	December 31,
	2012	2011
Business segment assets:
Oil and gas sales	$30,056,719	$28,362,163
Transportation and gathering	585,801	617,129
General corporate	928,403	841,703
Total assets	$31,570,923	$29,820,995

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, Financial Instruments, requires certain disclosures regarding the fair value of financial instruments.  Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

FASB ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

FASB ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. FASB ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$1,311,506	$-	$1,311,506

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$1,949,220	$-	$1,949,220

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The following table sets forth a summary of changes in fair value of our derivative liability during the three months ended March 31, 2012 and 2011:

	2012	2011
Beginning Balance – December 31,	$1,949,220	$3,638,311
Derivative warrants exercised	(767,740)	-
Reclassification to equity due to modification	(673,524)	-
Expense included in net loss	803,550	881,203
Balance at March 31,	$1,311,506	$4,519,514

In accordance with the reporting requirements of FASB ASC Topic 825, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

7.  DERIVATIVE WARRANT LIABILITY

Under FASB ASC Topic 815, Derivatives and Hedging, the fair value of certain of our warrants is recorded as a derivative liability.  Each reporting period, the derivative liability related to these warrants is fair valued with the non-cash gain or loss recorded in the period as Other Income/Expense.  Since the exercise price of the warrants can be potentially decreased and the number of shares to settle the warrants increased each time a trigger event occurs that results in a new adjusted exercise price below the adjusted exercise price then in effect, there could be a potentially infinite number of shares required to settle the warrant agreement.  However, the Company has the capability of limiting the occurrence of such events.

As of March 31, 2012, and December 31, 2011, the Company had derivative warrant liabilities of $1,311,506 and $1,949,220, respectively.  We recognized a non-cash loss of $803,550 related to the change in the fair value of these warrants during the quarter ended March 31, 2012.

In March 2012, a placement agent exercised 407,592 of the 2007 Warrants representing 1,630,368 shares on a cashless basis.  This reduced the derivative liability by $767,740 and increased additional paid-in capital by the same amount.

Pursuant to the warrant modification agreement discussed in Note 8, we modified certain 2007 Warrant agreements representing 1,760,000 shares to eliminate the ratchet provision contained in the original agreements.  Since these agreements no longer had derivative features as a result of the modification, the amount of derivative warrant liabilities associated with the shares have been reclassified from derivative warrant liabilities to additional paid-in capital. The amount reclassified due to this modification was $673,524.

The Company used the Black-Scholes valuation model to estimate the fair value of the derivative warrant liability.  Significant assumptions used at March 31, 2012 were as follows:

March 31, 2012

Market value of stock on reporting date (1)	$0.65
Risk-free interest rate (2)	0.13%
Dividend yield (3)	0.00%
Volatility factor	99.92%
Expected life (4)	0.71 years

(1)	The market value of the stock on the date of reporting was based reported public market prices.
(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on March 31, 2012.
(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.
(4)	Expected life is remaining contractual life of the warrants.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

 8.  WARRANTS OUTSTANDING

In December 2007, the Company issued 8,375,784 warrants to purchase 4,187,901 shares of common stock exercisable until December 31, 2012 in connection with a securities placement agreement.  Also in December 2007, the Company issued warrants to placement agents to purchase 837,850 shares of common stock as part of a securities purchase offering.  On January 24, 2008, the Company issued an additional 9,615 warrants to a placement agent under the same terms as the original warrants.  These warrants had an exercise price of $1.60 per share and could also be exercised on a cashless basis for a reduced number of shares.

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

In March 2012, a holder of the 2007 Warrants exercised their 407,592 warrants to acquire 1,630,368 shares on a cashless basis and received 776,884 shares of the Company’s common stock.

During 2011, the Company offered holders of its 2007 Warrants an option to consider modification of the warrant agreements. The terms of the modification offer would: (1) waive all prior registration rights penalties, (2) remove the cashless exercise feature, (3) change the exercise price from $0.40 to $0.50, (4) extend the exercise term of the warrants by two years, and (5) delete the full-ratchet provisions.  The removal of the cashless exercise feature effectively made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  In March 2012, the Company offered the holders who had signed the 2011 modification agreement two rescission options which would correct the registration rights penalty liability.  Rescission Option A reverted the warrant back to its original 2007 terms with the original expiration date of December 31, 2012. Rescission Option B corrected the cashless exercise feature but retained all other modifications as noted above.  See Note 12, Commitments and Contingencies, for further explanation of the registration rights penalty.  The deletion of the full-ratchet provision resulted in a reclassification of the derivative liability on the signed agreements to additional paid-in capital.  See Note 7, Derivative Warrant Liability, for further explanation.

Pursuant to the 2011 modification agreement, the Company changed the terms of certain 2007 Warrant agreements representing 1,760,000 shares to increase their exercise price from $0.40 to $0.50 per share and to extend the exercise term by two years. These warrants were originally issued in conjunction with equity issues in 2007. The modification resulted in warrant modification expense of $260,554, which was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before	After
Risk free rates	0.11% - 0.14%	0.34%
Dividend yield	0%	0%
Expected volatility	110.28% - 110.68%	129.35% - 131.00%
Remaining term (years)	0.83 years – 0.96 years	2.83 – 2.95 years

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

A summary of warrant activity and shares issuable upon exercise of the warrants during the quarter ended March 31, 2012 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	14,562,930	24,397,812	0.52
Warrants issued	-	-	-
Warrants exercised	(407,592)	(1,630,368)	0.40
Warrants cancelled under modification	(880,000)	(1,760,000)	0.40
Warrants issued under modification	880,000	1,760,000	0.50
Outstanding at March 31, 2012	14,155,338	22,767,444	0.53

The intrinsic value of the 14,155,338 warrants outstanding at March 31, 2012 was $1,564,484.  All of the 14,155,338 warrants outstanding at March 31, 2012 are exercisable.

9.  RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of March 31, 2012 and December 31, 2011, the balance of the certificates of deposit totaled $78,352 and $78,285, respectively.

2010 Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Since inception, total funds of $2,346,066 were received on these programs and $1,833,490 was spent on drilling activities, $361,012 was reclassified to promote income, offsetting the Company’s unproved oil & gas properties, $121,379 was reclassified to unearned promote, and $30,008 was refunded leaving a balance of $177 in restricted cash and drilling prepayments at March 31, 2012.

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $2,294,877 were received on these programs and $2,083,402 was spent on drilling activities, leaving a balance of $211,475 in restricted cash and drilling prepayments at March 31, 2012.

10.  STOCK-BASED COMPENSATION

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

On January 5, 2012, pursuant to the 2007 Plan, the Company issued stock options for 486,364 shares of common stock at an exercise price of $0.50 per share and 363,636 shares of common stock at an exercise price of $0.55 per share to various executives, selected employees and consultants for their contributions to the success of the Company.   All of the options vested immediately upon issuance at January 5, 2012, and are exercisable at any time, in whole or part, until January 5, 2017.

In addition, on January 5, 2012, pursuant to the 2010 Plan, the Company issued stock options for 880,775 shares of common stock at an exercise price of $0.50 per share to selected employees and consultants for their contributions to the success of the Company.   All of the options vested immediately upon issuance at January 5, 2012, and are exercisable at any time, in whole or part, until January 5, 2017.

A summary of option activity during the quarter ended March 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	1,969,285	0.78	-
Options granted	1,730,775	0.51	0.35
Options exercised	-	-	-
Outstanding at March 31, 2012	3,700,060	$0.65	$-

The following is a summary of stock options outstanding at March 31, 2012:

Exercise	Options	Remaining Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$1.20	900,000	2.8	900,000
$0.42	1,059,285	2.5	1,059,285
$0.50	10,000	2.5	10,000
$0.50	486,364	5	486,364
$0.55	363,636	5	363,636
$0.50	880,775	5	880,775

Based on the Company's stock price of $0.65 at March 31, 2012, the options outstanding had an intrinsic value of $377,252.  At March 31, 2011 the Company’s stock price was $0.30 and the options outstanding had no intrinsic value.

Total options exercisable at March 31, 2012 amounted to 3,700,060 shares and had a weighted average exercise price of $0.65.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at March 31, 2012 and December 31, 2011:

		Weighted Average
	Shares	Exercise Price
March 31, 2012	3,700,060	$0.65
December 31, 2011	1,969,285	$0.78

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The Company estimates the fair value of stock options using the Black-Scholes option pricing valuation model, consistent with the provisions of FASB ASC Topic 505 and FASB ASC Topic 718.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.  The Company used the simplified method to determine the expected term on the options issued in the quarter ended March 31, 2012, due to the lack of historical exercise data.

The following assumptions were used for the Black-Scholes model:

March 31, 2012
Risk free rates	0.33%
Dividend yield	0%
Expected volatility	131.07%
Weighted average expected stock options life	2.5 years

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.

As of March 31, 2012 and March 31, 2011, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements.  There were 1,730,775 options granted and vested during the quarter ended March 31, 2012.  There were no options granted or vested during the quarter ended March 31, 2011.

11.  DISCONTINUED OPERATIONS

The Company’s wholly-owned subsidiary, 59 Disposal Inc., operated a saltwater disposal facility which disposed of saltwater and flow-back waste into subsurface storage.  The disposal activities had diminished over time and in January 2011, the Company offered for sale certain assets of the subsidiary. A letter of intent signed on March 1, 2011 was closed effective July 1, 2011 at a gross sale price of $1.3 million of which the Company’s portion was $1.04 million.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

As a result of the discontinued operations accounting treatment, the Consolidated Statement of Operations reflects 59 Disposal as a discontinued operation for all periods presented. Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $-0- and $82,650 for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,	March 31,
	2012	2011

Loss from discontinued operations	$-	$28,453
Income tax expense – discontinued operations	-	(9,959)
Income (loss) from discounted operations, net of tax	$-	$18,494

12. COMMITMENTS AND CONTINGENCIES

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

Pursuant to the warrant modification agreement discussed in Note 8, the Company modified certain 2007 Warrant Agreements representing 10,846,340 shares to waive all prior registration rights and remove the cashless exercise feature.  The removal of the cashless exercise made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  In March 2012, the Company offered two rescission options to the holders who had signed the 2011 modification agreement.  Under Option A the warrant reverted back to the original 2007 terms which would add back the original penalty.  Under Option B the effectiveness date for the registration rights penalty was changed by setting a filing deadline of June 1, 2012.  As of March 31, 2012, Option A rescission agreements representing 40,000 shares had been received which reverted the warrant to the original 2007 terms.  Also, as of March 31, 2012, Option B rescission agreements representing 544,668 shares had been received which continued the waiver of the original penalty and changed the effectiveness date of the modification to June 1, 2012.

The remaining 10,261,672 shares that signed the 2011 warrant modification agreement were subject to a registration rights penalty effective sixty days after the agreements were signed.  The penalty at March 31, 2012 was determined to be $314,341.  The removal of the original penalty on the modified warrants resulted in a decrease to the penalty payable of $186,833.

At March 31, 2012, management reevaluated the status of the registration statement pending the above modifications and rescissions and determined an accrual of $344,756 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $344,756 and $207,746 in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.   The difference of $137,010 was charged against income in the Other Income (Expense) section of the consolidated statement of operations.

13.  STOCKHOLDER’S EQUITY

Common Stock Issuances

Stock issued for cash, net of share issuance costs:
On March 9, 2012, the Company completed a stock purchase agreement in which it sold 4,444,445 shares of common stock, $.001 par value per share, at a price of $0.45 per share to raise gross proceeds of $2,000,000, before deducting offering expenses of $10,000 and related closing costs of $3,055, resulting in net cash proceeds of $1,986,945.

Stock issued on cashless basis:
On March 5, 2012, the Company issued 776,884 shares of common stock to a placement agent holding 2007 Warrants who exercised their warrants on a cashless basis.  See Note 8 for additional details.

Stock issued for services:
On February 16, 2012, the Company issued 50,000 shares of common stock to consultants valued at $26,500.  The shares were valued using the closing market price on the date of the grant.

14.  SUBSEQUENT EVENTS

On April 20, 2012 the Company authorized the repricing of stock options granted on 12/31/2007 for 900,000 shares of common stock from $1.20 per share to $0.65 per share.

On April 30, 2012, pursuant to the 2010 Incentive Stock Option Plan, the Company issued stock options for 3,000,000 shares of common stock at an exercise price of $0.55 to various executives for their contributions to the success of the Company.  All of the options vested immediately upon issuance at April 30, 2012, and are exercisable at any time, in whole or part, until April 30, 2017.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important  factors not  currently  known  to management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Company Overview

We are an independent energy company engaged in the exploration for, and production of, crude oil and natural gas.  Our focus is on the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  We currently hold interests in properties located in Cass and Marion Counties, Texas, home to the Rodessa oil field.  This field has historically been the domain of small independent operators and is not a legacy field for any major oil company.

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

We conduct our main exploration and production operations through our wholly owned subsidiary, POI. As of March 31, 2012, we operated 8 producing wells.  We conduct additional operations through another wholly owned subsidiary, TR Rodessa.

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

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

•
Continue to lease underdeveloped acreage in the Cornerstone Project area.  As of March 31, 2012, our leasehold position is approximately 26,800 gross acres and 18,300 net acres, of which our working interest in the net acres is approximately 11,400. During 2011, we completed our lease program with two lease fund partners from which we received $5.2 million.  Our priority is now drilling, and consequently, our leasing program’s primary objective is to support the planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

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

•
Develop the resources of the Cornerstone Project through a drilling program.   The Swamp Fox #1 test well was recompleted in November 2011 and a complete evaluation of the well is still in progress.  We have a 28% working interest in the well.  In 2012, our drilling program will be limited to development and will feature two components:

–
Horizontal wells targeting the Bossier/Cotton Valley Limestone.  We will employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken and elsewhere to target the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  We anticipate these wells will yield significantly higher hydrocarbon flow rates than our vertical wells.  Our first horizontal well, the Morse #1, completed drilling in March 2012.  The well has been drilled and suspended with production liner set within the 2,000 foot horizontal section of the well. We are now planning a multi‐stage frack in the completion of the well, which we anticipate will be initiated around the beginning of the third quarter 2012. We have a 70% working interest in the Morse #1 well; and

–
Vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak.  We plan to maximize the present value of our vertical wells by utilizing a multi-zone production technique.  We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties.  In December 2011, we drilled the Haggard “B”, which offsets the Norbord #1, and completed this well in January.  In February 2012, we finished drilling and completed the Haggard “A”, another offset well to the Norbord #1.  We expect both of these wells to be hooked up to the gas pipeline system and commence production by the end of May 2012. We have a 48% working interest in the Haggard “A” and a 32% working interest in the Haggard “B” wells.

We expect this drilling program to significantly increase our proved reserves and cash flow profile.

•
Maintain a conservative and flexible financial strategy.  We will continue to maintain a low level of corporate overhead expense and utilize outsourcing, where appropriate, to maximize cash flow.  We believe that internally generated cash flow, coupled with reserve-based debt financing when appropriate, will provide the optimal capital structure to fund our future drilling activity.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

Summarized Results of Operations

	2012	2011	Increase (Decrease)
Total revenues	$219,797	$357,322	$(137,525)
Total operating expenses	1,604,811	884,645	720,166
Loss from operations	(1,385,014)	(527,323)	857,691
Total other expenses	(1,359,057)	(1,045,160)	313,897
Loss from continuing operations before income tax benefit	(2,744,071)	(1,572,483)	1,171,588
Income tax benefit	-	9,959	(9,959)
Loss from continuing operations	(2,744,071)	(1,562,524)	1,181,547
Income from discontinued operations, net of tax	-	18,494	(18,494)
Net loss	$(2,744,071)	$(1,544,030)	$1,200,041

Revenues:  Total revenues for the quarter ended March 31, 2012 totaled $219,797, compared to $357,322 for the quarter ended March 31, 2011.  Oil revenue for the three months ended March 31, 2012 was $98,820, compared to $86,700 for the three months ended March 31, 2011.  The increase of $12,120 in oil revenue was due to an average increase in oil prices of approximately 13% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Gas revenue for the three months ended March 31, 2012 was $69,188, compared to $114,466 for the three months ended March 31, 2011, resulting in a decrease of $45,278.  The decrease in gas revenue was due to a decrease in the average price of gas of approximately 37%.  Transportation and gathering revenue decreased $108,138 to $39,319 for the three months ended March 31, 2012, compared to $147,457 for the three months ended March 31, 2011.  The decrease was due to a third party operator who began handling the income from gas being carried through our pipeline in February of 2011.

Expenses:  Total operating expenses for the three months ended March 31, 2012 were $1,604,811, compared to $884,645 for the three months ended March 31, 2011, resulting in a total increase of $720,166.  This change is comprised primarily of increases in general and administrative expenses offset by a decrease in cost of gas purchased for resale.

●
General and Administrative Expense:  There was a $827,985 increase in general and administrative expense to $1,415,571 for the three months ended March 31, 2012 from $587,586 for the three months ended March 31,2011.   The primary reason for the increase was stock-based compensation of $604,112 incurred during the three months ended March 31, 2012, whereas there was no stock-based compensation incurred in the three months ended March 31, 2011. Legal and accounting fees increased $85,557 during the three month period due to legal and accounting work in connection with a financing transaction.  There was also a $70,900 increase in advertising and marketing expenses during the three months ended March 31, 2012 due to various contracts with companies for investor relations.  In addition, there was an increase of $45,860 in consulting fees during the three months ended March 31, 2012.

●
Cost of Gas Purchased for Resale:  Total cost of gas purchased for resale for the three months ended March 31, 2012 was $-0- compared to $94,814 for the three months ended March 31, 2011, which resulted in a decrease of $94,814.  In February 2011, a third party operator began collecting the revenue from other companies’ gas that went through our pipelines, which eliminated our need to record cost of gas purchased for resale.

Other Income (Expenses):  Total other expenses for the three months ended March 31, 2012 was $1,359,057, compared to $1,045,160 for the three months ended March 31, 2011, resulting in an increase of $313,897.  The primary reason for the increase was modifications to certain warrants in the quarter ended March 31, 2012, which resulted in warrant modification expense of $260,554 and additional liquidated damages of $129,061. See footnotes 8 – Warrants Outstanding, and 12 – Commitments and Contingencies, for additional details. There were no warrant modifications in the quarter ended March 31, 2011.

A non-cash loss from the change in fair value of the derivative liability of $803,550 was recognized in the quarter ended March 31, 2012 from the increase in our stock price between December 31, 2011 and March 31, 2012.  The non-cash loss from the change in fair value of the derivative liability for the quarter ended March 31, 2011 was $881,203, resulting in a decrease in the non-cash losses of $77,653 which offset the increases above.

Income Tax Expense:  During the three months ended March 31, 2012 we recognized a net income tax expense of $0.  The three months ended March 31, 2011 income tax benefit of $9,959 related to discontinued operations.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $2,744,071 for the three months ended March 31, 2012 as compared to a net loss of $1,544,030 for the three months ended March 31, 2011.

Liquidity and Capital Resources

We held $4,674,383 in cash at March 31, 2012, made up of a majority of our cash accounts.  However, at March 31, 2012, several cash accounts had an overdraft that totaled $411,244, resulting in net cash of $4,263,139. We held $6,749,368 in cash at December 31, 2011, which when netted against the overdrafts of $164,360, resulted in net cash of $6,585,008.  The decrease in cash is related to purchases of leases and well equipment and the increase in our drilling activities.  The decrease was partially offset by an influx of cash from the sale of common stock in the quarter ended March 31, 2012.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31:

	2012	2011
Total cash provided by (used in):
Operating activities	$(1,090,346)	$285,713
Investing activities	(3,200,979)	(81,149)
Financing activities	2,216,340	197,345
Increase (decrease) in cash and cash equivalents	$(2,074,985)	$401,909

The net amount of cash used in operating activities during the three months ended March 31, 2012 was $1,090,346.  This was a result of the net loss of $2,744,071 being offset by non-cash income and expense items totaling $1,766,928 as well as increases in various payables and other liabilities totaling $146,826.  The remaining usage in cash of $260,029 was from changes in various operating assets.  Non-cash income and expense items included an $803,550 change in the fair value of the warrant derivative liability, $260,554 warrant modification expense and stock based compensation to various executives, employees and consultants of $604,112.

The net amount of cash provided by operating activities during the three months ended March 31, 2011 was $285,713.  This was a result of the net loss of $1,544,030 being offset by non-cash income and expense items totaling $963,957 as well as increases in various payables totaling $858,383.  The remaining change in cash of $7,403 was from changes in various operating assets.

Cash used in investing activities for the three months ended March 31, 2012 was $3,200,979, compared to $81,149 used in investing activities for the three months ended March 31, 2011, resulting in an increase of $3,119,830.  There was $3,172,619 spent on lease and well equipment, and intangible drilling and completion costs for work done on the Haggard A#1, Haggard B#1 and Morse wells in the first three months of 2012.  There was only $86,047 spent in the first three months of 2011, resulting in an increase of $3,086,572.  In addition, there was $28,293 of cash held in an escrow account for a drilling operator at March 31, 2012 and none at March 31, 2011.  There was also $5,000 in proceeds from the sale of property and equipment in the first three months of 2011 and no proceeds received during the three months ended March 31, 2012.

Cash provided by financing activities for the three months ended March 31, 2012 totaled $2,216,340, compared to $197,345 for the three months ended March 31, 2011, resulting in an increase in cash of $2,018,995.  In the first three months of 2012, we received $2,000,000 in gross proceeds from the sale of common stock, which was offset by $13,055 in offering and closing costs; whereas we had no proceeds from sales of common stock in the first three months of 2011.  There was a $246,884 increase in our cash overdraft for the first three months of 2012, compared to an increase in our cash overdraft of $197,828 for the first three months of 2011, resulting in an increase of $49,056. There were also deferred financing costs of $15,550 in the first three months of 2012, whereas we had no deferred financing costs in the first three months of 2011.

Sources of Liquidity

Production revenues have not been sufficient to finance our operating expenses; therefore, we have had to raise capital in recent years to fund our activities. On July 1, 2011, we sold our interest in certain assets of our wholly owned subsidiary, 59 Disposal, Inc. for proceeds of $1.04 million.  Proceeds from private placement offerings, the sale of 59 Disposal assets and production were sufficient to finance our operations through 2011.  Planned lease acquisitions and exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We expect that net proceeds of $1,986,945 from the private placement of stock in March combined with remaining funds from 2011 fundraising will be sufficient to finance our operations for the next 12 months.  The extent of our drilling program in the second half of 2012 is dependent on our ability to raise additional capital.  We currently do not have any contracts or commitments for funding and there are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

We are pursuing sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.

2011 Offshore Financing

In 2011, we sold in a private placement a total of 5,584,487 Units (the “Units”), each Unit consisting of two shares of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $0.60 per share, for an aggregate purchase price of $5,584,487.   Placement, selling and consultant fees for the private placement totaled $257,619.

November 2011 Financing

In November 2011, we sold 3,333,334 shares of common stock at $0.45 per share to two non-affiliated accredited investors, for an aggregate purchase price of $1,500,000.  We incurred legal fees of $6,000.

March 2012 Financing

In March 2012, we sold 4,444,445 shares of common stock at $0.45 per share to one non-affiliated non-U.S. person, for a purchase price of $2,000,000.  We incurred legal and escrow fees of $13,055.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements included in our annual report on Form 10-K filed with the SEC on March 28, 2012.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

On January 28, 2012, Richard Lindermanis, our Chief Financial Officer passed away. Michael Neufeld, our Chief Executive Officer, has been appointed interim Chief Financial Officer while we search for a replacement.  Otherwise, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 27, 2012, purported shareholders of Prodigy Oil and Gas, LLC (“Prodigy”), a minority working interest partner on one of our projects, filed a lawsuit in District Court, Dallas, Texas against Prodigy, us and others, by filing a Petition.  The case is William Hall, et al. v. Prodigy Oil & Gas, LLC, et al., Cause No. DC-12-01065.  In this action, the plaintiffs seek the return of investments made in Prodigy, and believe that some of those funds were given to us.  The plaintiffs have not accused us of wrongdoing, and only that they believe we hold money and profits that they are entitled to as constructive trustees. On March 22, 2012, we filed our answer, in which we denied all allegations, requested that the lawsuit be dismissed against us, and requested that Plaintiff pay our attorneys’ fees for defending the frivolous lawsuit. After the filing of our answer, it was established that the Plaintiff’s did not provide notice to potential defendants sixty days before filing suit.  Due to this discrepancy the case is currently in abatement.  On April 5, 2012 the Plaintiff’s gave the required notice and the case will likely resume on June 4, 2012.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 9, 2012, we issued an aggregate of 4,444,445 shares of shares of common stock, $0.001 par value in a private placement to a non-affiliated accredited investor, for an aggregate purchase price of $2,000,000.   The shares were issued in a private placement transaction pursuant to Regulation S under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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
___________________________
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

PEGASI ENERGY RESOURCES CORPORATION

Date: May 15, 2012	By:	/s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer and Interim Chief Financial Officer