Form 10-Q
period 2012-06-30
Pegasi Energy Resources Corporation.
filed 2012-08-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

There were 55,214,758 shares of the registrant's common stock outstanding as of August 13, 2012.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,071,717	$6,749,368
Accounts receivable, trade	198,726	304,940
Accounts receivable, related parties	13,002	11,502
Joint interest billing receivable, related parties, net	1,545,288	183,079
Joint interest billing receivable, net	361,451	87,512
Other current assets	86,105	86,245
Total current assets	4,276,289	7,422,646

Property and equipment:
Equipment	66,855	66,855
Pipelines	788,485	728,991
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	135,687	137,616
Website	15,000	15,000
Total property and equipment	1,069,223	1,011,658
Less accumulated depreciation	(407,210)	(377,651)
Property and equipment, net	662,013	634,007

Oil and gas properties:
Oil and gas properties, proved	12,716,995	12,188,709
Oil and gas properties, unproved	14,724,565	10,351,292
Capitalized asset retirement obligations	232,730	232,730
Total oil and gas properties	27,674,290	22,772,731
Less accumulated depletion and depreciation	(1,317,220)	(1,219,027)
Oil and gas properties, net	26,357,070	21,553,704

Other assets:
Restricted cash – drilling program	301,413	132,353
Deferred financing costs	15,550	-
Certificates of deposit	78,389	78,285
Total other assets	395,352	210,638

Total assets	$31,690,724	$29,820,995

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$35,428	$164,360
Accounts payable	3,286,566	2,080,390
Accounts payable, related parties	2,177,715	1,918,719
Revenue payable	327,522	316,646
Interest payable, related parties	1,343,178	1,027,020
Liquidated damages payable	31,791	207,746
Unearned promote	-	121,379
Other payables	21,122	33,155
Derivative warrant liability	1,398,698	1,949,220
Current portion of notes payable and capital leases	7,847	8,743
Total current liabilities	8,629,867	7,827,378

Drilling prepayments	301,413	132,353
Notes payable and capital leases	22,015	19,991
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	353,828	343,687
Total liabilities	17,467,769	16,484,055

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 125,000,000 shares authorized; 55,190,625 and 48,953,679 shares issued and outstanding	55,191	48,954
Additional paid-in capital	37,827,162	31,164,705
Accumulated deficit	(23,659,398)	(17,876,719)
Total stockholders' equity	14,222,955	13,336,940

Total liabilities and stockholders' equity	$31,690,724	$29,820,995

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Oil and gas	$146,723	$234,468	$314,731	$435,634
Condensate and skim oil	-	12,472	12,470	21,171
Transportation and gathering	35,866	53,242	75,185	200,699
Total revenues	182,589	300,182	402,386	657,504

Operating expenses:
Lease operating expenses	103,915	108,468	186,148	209,968
Pipeline operating expenses	31,456	37,635	71,045	76,667
Cost of gas purchased for resale	-	-	-	94,814
Depletion and depreciation	69,202	70,742	136,620	132,455
General and administrative	2,735,123	474,795	4,150,694	1,062,381
Total operating expenses	2,939,696	691,640	4,544,507	1,576,285
Loss from operations	(2,757,107)	(391,458)	(4,142,121)	(918,781)

Other income (expenses):
Interest income	37	79	105	181
Interest expense	(159,267)	(160,857)	(317,905)	(322,035)
Changes in fair value of warrant derivative liability	(436,880)	2,497,311	(1,240,430)	1,616,108
Warrant modification expense	-	-	(260,554)	-
Changes in liquidated damages	312,965	(8,221)	175,955	(16,170)
Other income (expense), net	1,644	-	2,271	5,068
Total other income (expenses), net	(281,501)	2,328,312	(1,640,558)	1,283,152

Income (loss) from continuing operations before income tax expense (benefit)	(3,038,608)	1,936,854	(5,782,679)	364,371

Income tax benefit	-	11,092	-	21,051

Income (loss) from continuing operations	(3,038,608)	1,947,946	(5,782,679)	385,422
Income (loss) from discontinued operations (net of tax expenses of $-0-, $11,092, $-0-, and $21,051, respectively)	-	20,620	-	39,114
Net income (loss)	$(3,038,608)	$1,968,566	$(5,782,679)	$424,536

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.06)	$0.06	$(0.11)	$0.01
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Basic and diluted income (loss) per share	$(0.06)	$0.06	$(0.11)	$0.01

Weighted average shares outstanding-basic and diluted	54,664,712	33,660,801	52,500,887	33,644,503

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

Operating Activities
Net income (loss)	$(5,782,679)	$424,536
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	136,620	132,455
Accretion of discount on asset retirement obligations	10,141	10,695
Stock based compensation	2,195,743	-
Common stock issued for consulting services	434,500	20,000
Gain on sale of equipment	(276)	(4,872)
Change in fair value of warrant derivative liability	1,240,430	(1,616,108)
Warrant modification expense	260,554	-
Changes in operating assets and liabilities:
Accounts receivable, trade	106,214	(261,058)
Accounts receivable, related parties	(1,500)	-
Joint interest billing receivable, related parties, net	(1,359,327)	120,358
Joint interest billing receivable, net	(273,939)	(23,843)
Other current assets	140	(4,230)
Accounts payable	509,083	428,220
Accounts payable, related parties	258,996	321,169
Revenue payable	10,876	261,144
Interest payable, related parties	316,158	316,158
Liquidated damages payable	(175,955)	16,170
Other payables	(12,033)	6,687
Net cash provided by (used in) operating activities	(2,126,254)	147,481

Investing Activities
Additions to certificates of deposit	(104)	(181)
Purchases of property and equipment	(64,086)	-
Purchases of oil and gas properties	(4,325,846)	(258,964)
Proceeds from sale of property and equipment	-	5,000
Net cash used in investing activities	(4,390,036)	(254,145)

Financing Activities
Payments on notes payable and capital leases	(3,824)	(972)
Cash overdraft	(128,932)	320,314
Deferred financing costs	(15,550)	-
Proceeds from sale of common stock, net of offering costs	1,986,945	(20,000)
Net cash provided by financing activities	1,838,639	299,342

Net increase (decrease) in cash and cash equivalents	(4,677,651)	192,678
Cash and cash equivalents at beginning of period	6,749,368	249,802
Cash and cash equivalents at end of period	$2,071,717	$442,480

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  We account for non-employee share-based awards based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the quarter ended June 30, 2012 and June 30, 2011, the Company recognized $2,195,743 and $0, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months and six months ended June 30, 2012 and 2011, the diluted loss per share is the same as the basic loss per share, as the effect of common stock equivalents are anti-dilutive. For the three months ended June 30, 2012 and June 30, 2011, the Company had potentially dilutive shares of 37,522,102 and 30,298,411, respectively. For the six months ended June 30, 2012 and June 30, 2011, the Company had potentially dilutive shares of 37,522,102 and 30,298,411, respectively.

e) Notes Payable, Related Parties

Notes payable, related parties totaling $8,160,646 consisted of the “Teton Renewal Note” in the amount of $6,987,646 dated June 23, 2011 including interest at 8%, with all principal due on the maturity date of June 1, 2015, secured by a stock pledge and security agreement and the “Teton Promissory” note in the amount of $1,173,000 dated October 14, 2009, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015, unsecured. There have been no changes in the note terms since December 31, 2011.

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

Stock issued on cashless basis:
On March 5, 2012, the Company issued 776,884 shares of common stock to a placement agent holding 2007 Warrants who exercised their warrants on a cashless basis.  On May 15, 2012, the Company issued 365,617 shares of common stock to a placement agent holding 2007 Warrants who exercised their warrants on a cashless basis. See Note 8 for additional details.

Stock issued for services:
On February 16, 2012, the Company issued 50,000 shares of common stock to consultants valued at $26,500.  On May 22, 2012, the Company issued an additional 600,000 shares of common stock to consultants valued at $408,000. These shares were valued using the closing market price on the date of the grant.

4.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the six months ended June 30:

	2012	2011

Trade in proceeds on equipment	$2,640	$-

Cashless exercise of warrants classified as a derivative	$1,117,428	$-

Reclassification of derivative warrant liability to equity due to modification of warrants	$673,524	$-

Oil and gas assets purchased in account payables	$697,093	$210,475

Promote liabilities applied against oil and gas assets	$121,379	$-

Equipment financed through notes payable	$7,592	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

The following is supplemental cash flow information for the six months ended June 30:

	2012	2011
Cash paid during the period for interest	$1,747	$6,807
Cash paid during the period for taxes	$-	$-

5.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in the exploration and production of crude oil and natural gas, and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operated a saltwater disposal facility which disposed of saltwater and flow-back waste into subsurface storage  and  also  sold the  skim  oil  it  separated from  the  saltwater.  The assets of this company were sold effective July 1, 2011, and we have reported it as a discontinued operation (see Footnote 11).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Business segment revenue:
Oil and gas	$146,723	$234,468	$314,731	$435,634
Condensate and skim oil	-	12,472	12,470	21,171
Transportation and gathering	35,866	53,242	75,185	200,699
Total revenues	$182,589	$300,182	$402,386	$657,504

Business segment profit (loss):
Oil and gas	$(7,941)	$73,488	$26,828	$127,544
Condensate and skim oil	-	12,472	12,470	21,171
Transportation and gathering	(12,546)	(1,487)	(30,917)	(5,684)
General corporate	(2,736,620)	(475,931)	(4,150,502)	(1,061,812)
Loss from operations	$(2,757,107)	$(391,458)	$(4,142,121)	$(918,781)

Depreciation and depletion:
Oil and gas	$50,749	$52,512	$101,755	$98,122
Transportation and gathering	13,631	13,753	25,232	25,552
General corporate	4,822	4,477	9,633	8,781
Total depletion and depreciation	$69,202	$70,742	$136,620	$132,455

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Capital expenditures:
Oil and gas	$4,901,560	$258,964
Transportation and gathering	64,086	-
General corporate	7,592	-
Total capital expenditures	$4,973,238	$258,964

	June 30, 2012	December 31, 2011
Business segment assets:
Oil and gas	$28,589,474	$28,362,163
Transportation and gathering	628,757	617,129
General corporate	2,472,493	841,703
Total assets	$31,690,724	$29,820,995

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$1,398,698	$-	$1,398,698

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$1,949,220	$-	$1,949,220

The following table sets forth a summary of changes in fair value of our derivative liability for the six months ended June 30, 2012 and 2011:

	2012	2011
Beginning Balance – December 31,	$1,949,220	$3,638,311
Derivative warrants exercised	(1,117,428)	-
Reclassification to equity due to modification	(673,524)	-
Change in fair value included in net loss	1,240,430	(1,616,108)
Balance at June 30,	$1,398,698	$2,022,203

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

As of June 30, 2012, and December 31, 2011, the Company had derivative warrant liabilities of $1,398,698 and $1,949,220, respectively.  We recognized a non-cash loss of $1,240,430 and $436,880 related to the change in the fair value of these warrants during the six months and three months ended June 30, 2012.

In March 2012 a placement agent exercised 407,592 of the 2007 Warrants representing 1,630,368 shares on a cashless basis.  This reduced the derivative liability by $767,740 and increased additional paid-in capital by the same amount.  In May 2012, another placement agent exercised 175,300 of the 2007 Warrants representing 701,200 shares on a cashless basis reducing the derivative liability by $349,688 and increasing additional paid-in capital by the same amount.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

The Company used the Black-Scholes valuation model to estimate the fair value of the derivative warrant liability.  Significant assumptions used at June 30, 2012 were as follows:

June 30, 2012

Market value of stock on reporting date (1)	$0.80
Risk-free interest rate (2)	0.10%
Dividend yield (3)	0.00%
Volatility factor	80.11%
Expected life (4)	0.46 years

(1)	The market value of the stock on the date of reporting was based reported public market prices.
(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the remaining contractual term of the warrant on June 30, 2012.
(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.
(4)	Expected life is remaining contractual life of the warrants.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

In March 2012, a holder of the 2007 Warrants exercised their 407,592 warrants to acquire 1,630,368 shares on a cashless basis and received 776,884 shares of the Company’s common stock. In May 2012, a holder of the 2007 warrants exercised their 175,300 warrants to acquire 701,200 shares on a cashless basis and received 365,617 shares of the Company’s common stock.

A summary of warrant activity and shares issuable upon exercise of the warrants during the six months ended June 30, 2012 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	14,562,930	24,397,812	$0.52
Warrants issued	-	-	-
Warrants exercised	(582,892)	(2,331,568)	0.40
Warrants cancelled under modification	(880,000)	(1,760,000)	0.40
Warrants issued under modification	880,000	1,760,000	0.50
Outstanding at June 30, 2012	13,980,038	22,066,244	$0.54

The intrinsic value of the 13,980,038 warrants outstanding at June 30, 2012 was $3,684,095.  All of the 13,980,038 warrants outstanding at June 30, 2012 are exercisable.

9.  RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of June 30, 2012 and December 31, 2011, the balance of the certificates of deposit totaled $78,389 and $78,285, respectively.

2010 Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Since inception, total funds of $2,346,066 were received on these programs and $1,833,490 was spent on drilling activities, and $482,390 was reclassified to promote income, offsetting the Company’s unproved oil & gas properties, leaving a balance of $30,186 in restricted cash and drilling prepayments at June 30, 2012.

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $2,825,294 were received on these programs and $2,540,601 was spent on drilling activities, and $13,466 was reclassified to promote income, leaving a balance of $271,227 in restricted cash and drilling prepayments at June 30, 2012.

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
JUNE 30, 2012 AND 2011

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

On January 5, 2012, pursuant to Board resolution, the Company changed the terms of all options under the 2007 Plan to extend the exercise term for two years from December 31, 2012 to December 31, 2014.  The modification resulted in incremental stock compensation cost of $136,072, which was calculated as the difference in the fair value of the options immediately before and immediately after the modification using the Black-Scholes option pricing model.  The Company used the simplified method to determine the expected term on the options modified due to the lack of historical exercise data.  The following table details the significant assumptions used to compute the fair value of the option modifications:

	Before	After
Risk free rates	0.06%	0.19%
Dividend yield	0%	0%
Expected volatility	108.47%	127.91%
Remaining term (years)	0.5 years	1.5 years

On April 20, 2012, pursuant to Board resolution, the Company changed the terms of the remaining 900,000 options previously granted under the 2007 Plan to decrease the exercise price from $1.20 per share to $0.65 per share.  The modification resulted in incremental stock compensation cost of $93,092, which was calculated as the difference in the fair value of the options immediately before and immediately after the modification using the Black-Scholes option pricing model.  The Company used the simplified method to determine the expected term on the options modified due to the lack of historical exercise data.  The following table details the significant assumptions used to compute the fair value of the option modifications:

	Before	After
Risk free rates	0.23%	0.23%
Dividend yield	0%	0%
Expected volatility	101.77%	101.77%
Remaining term (years)	1.5 years	1.5 years

On April 30, 2012, pursuant to the 2010 Plan, the Company issued stock options for 3,000,000 shares of common stock at an exercise price of $0.55 per share to selected executives for their contributions to the success of the Company. All of the options vested immediately upon issuance at April 30, 2012, and are exercisable at any time, in whole or part, until April 30, 2017. This issuance resulted in stock based compensation expense of $1,371,766, which was calculated using the fair value of the options at grant date.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

A summary of option activity during the six months ended June 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	1,969,285	$0.78	$-
Options granted - January	1,730,775	0.51	0.34
Options granted - April	3,000,000	0.55	0.46
Options exercised	-	-	-
Outstanding at June 30, 2012	6,700,060	$0.53	$-

The following is a summary of stock options outstanding at June 30, 2012:

Exercise	Options	Remaining Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$0.65	900,000	2.5	900,000
$0.42	1,059,285	3.5	1,059,285
$0.50	10,000	3.5	10,000
$0.50	486,364	4.5	486,364
$0.55	363,636	4.5	363,636
$0.50	880,775	4.5	880,775
$0.55	3,000,000	5	3,000,000

Based on the Company's stock price of $0.80 at June 30, 2012, the options outstanding had an intrinsic value of $1,419,761.  At June 30, 2011 the Company’s stock price was $0.22 and the options outstanding had no intrinsic value.

Total options exercisable at June 30, 2012 amounted to 6,700,060 shares and had a weighted average exercise price of $0.53.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at June 30, 2012 and December 31, 2011:

		Weighted Average
	Shares	Exercise Price
June 30, 2012	6,700,060	$0.53
December 31, 2011	1,969,285	$0.78

The Company estimates the fair value of stock options using the Black-Scholes option pricing valuation model, consistent with the provisions of FASB ASC Topic 505 and FASB ASC Topic 718.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.  The Company used the simplified method to determine the expected term on the options issued in the quarter ended June 30, 2012, due to the lack of historical exercise data.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

The following assumptions were used for the Black-Scholes model for options granted in the quarter ended June 30, 2012:

June 30, 2012
Risk free rates	0.33%
Dividend yield	0%
Expected volatility	124.66%
Weighted average expected stock options life	2.5 years

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.

As of June 30, 2012 and June 30, 2011, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements.  There were 3,000,000 options granted and vested during the quarter ended June 30, 2012.  There were no options granted or vested during the quarter ended June 30, 2011.

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

As a result of the discontinued operations accounting treatment, the Consolidated Statement of Operations reflects 59 Disposal as a discontinued operation for all periods presented. Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $-0- and $92,172 for the three months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30,	June 30,
	2012	2011

Loss from discontinued operations	$-	$31,712
Income tax expense – discontinued operations	-	(11,092)
Income (loss) from discounted operations, net of tax	$-	$20,620

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

Revenues of discontinued operations amounted to $-0- and $174,822 for the six months ended June 30, 2012 and 2011.

	Six Months Ended
	June 30,	June 30,
	2012	2011

Loss from discontinued operations	$-	$60,165
Income tax expense – discontinued operations	-	(21,051)
Income (loss) from discounted operations, net of tax	$-	$39,114

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

Pursuant to the warrant modification agreement discussed in Note 8, the Company modified certain 2007 Warrant Agreements representing 10,846,340 shares to waive all prior registration rights and remove the cashless exercise feature.  The removal of the cashless exercise made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  In March 2012, the Company offered two rescission options to the holders who had signed the 2011 modification agreement.  Under Option A the warrant reverted back to the original 2007 terms which would add back the original penalty.  Under Option B the effectiveness date for the registration rights penalty was changed by setting a filing deadline.  As of June 30, 2012, Option A rescission agreements representing 81,668 shares had been received which reverted the warrant to the original 2007 terms.  Also, as of June 30, 2012, Option B rescission agreements representing 12,224,672 shares had been received which continued the waiver of the original penalty and changed the effectiveness date of the modification.

As of March 31, 2012 there had been holders of the 2007 Warrant Agreements representing 10,261,672 shares that signed the 2011 warrant modification agreement and were subject to a registration rights penalty effective sixty days after the agreements were signed.  At that date the penalty was determined to be $314,341.  As of June 30, 2012 all of these warrant holders had signed the 2012 warrant modification agreement which changed the effectiveness date of the modification and reversed the penalty calculated of $314,341 in the prior quarter.  The reversal of the penalty resulted in a decrease to the penalty payable.

At June 30, 2012, management reevaluated the status of the registration statement after the above modifications and rescissions and determined an accrual of $31,791 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $31,791 and $207,746 in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively.   The difference of $175,955 was recorded as changes in liquidated damages  in the Other Income (Expense) section of the consolidated statements of operations.

13.  SUBSEQUENT EVENTS

In July 2012, upon the written consent of the directors and the holders of the majority of the shares issued and outstanding, the Company approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock, par value at $0.001 per share to 150,000,000 from 125,000,000.  The Company was also granted the discretion to amend the Articles of Incorporation to effect a reverse split of the Corporation’s common stock, at a ratio not less than one-for-two and not greater than one-for-10 with the exact ratio to be set within such range in the discretion of the Board of Directors, subject to various conditions.

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

Our business strategy in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our development and ownership of a large proprietary database which details the drilling history of the Cornerstone Project area since 1980.  Having assembled a substantial acreage position over recent years we intend to quickly develop these resources from 2012 onwards. We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of the latest “best in class” drilling and completion techniques.   We believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in the Cornerstone Project area will enable us to find significant oil and gas.

We conduct our main exploration and production operations through our wholly owned subsidiary, POI. As of July 25, 2012, we operated 15 producing wells.  We conduct additional operations through another wholly owned subsidiary, TR Rodessa.

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

Plan of Operations

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

•
Continue to lease underdeveloped acreage in the Cornerstone Project area.  As of July 25, 2012, our leasehold position is approximately 30,205 gross acres and 20,960 net acres, of which our working interest is approximately 12,115 net acres. During 2011, we completed our lease program with two lease fund partners from which we received $5.2 million.  Our priority is now drilling, and consequently, our leasing program’s primary objective is to support the planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

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

–
Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We will employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken and elsewhere to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1, was drilled with a 2,000 foot horizontal section. This well was recently completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. We believe that the success of the Morse #1 vindicates our development strategy.  Having proven our development model, we now plan to drill wells with longer laterals involving 15 to 25 frack stages to improve the well economics. We have a 56% working interest in the Morse #1 well;

–
A secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak.  We plan to maximize the present value of our vertical wells by utilizing a multi-zone production technique.  We will also implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties. The Haggard “B”, which offsets the Norbord #1, was recently hooked up to production.  We have a 32% working interest in the Haggard “B”; and

–
We have no current plans to drill any further test wells. The Swamp Fox #1 test well was recompleted in November 2011 and a complete evaluation of the well and discussion of how to proceed is still in progress with our drilling partners. We have a 28% working interest in the well.

•
Maintain a conservative and flexible financial strategy.  We will continue to maintain a low level of corporate overhead expense and utilize outsourcing, where appropriate, to maximize cash flow.  We believe that internally generated cash flow, coupled with reserve-based debt financing when appropriate, will provide the optimal capital structure to fund our future drilling activity.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

Summarized Results of Operations

	2012	2011	Increase (Decrease)
Total revenues	$182,589	$300,182	$(117,593)
Total operating expenses	2,939,696	691,640	2,248,056
Loss from operations	(2,757,107)	(391,458)	(2,365,649)
Total other expenses	(281,501)	2,328,312	(2,609,813)
Income (loss) from continuing operations before income tax benefit	(3,038,608)	1,936,854	(4,975,462)
Income tax benefit	-	11,092	(11,092)
Income (loss) from continuing operations	(3,038,608)	1,947,946	(4,986,554)
Income from discontinued operations, net of tax	-	20,620	(20,620)
Net income (loss)	$(3,038,608)	$1,968,566	$(5,007,174)

Revenues:  Total revenues for the quarter ended June 30, 2012 totaled $182,589, compared to $300,182 for the quarter ended June 30, 2011.  Oil revenue for the three months ended June 30, 2012 was $84,735, compared to $106,565 for the three months ended June 30, 2011.  Average production for the three months ended June 30, 2012 decreased 16% compared to June 30, 2011, which along with a 4% decrease in price, resulted in a decrease of $21,830 in oil revenue. Gas revenue for the three months ended June 30, 2012 was $61,988, compared to $127,903 for the three months ended June 30, 2011, resulting in a decrease of $65,915.  The decrease in gas revenue was due to a decrease in the average price of gas of approximately 50%.  Transportation and gathering revenue decreased $17,376 to $35,866 for the three months ended June 30, 2012 from $53,242 for the three months ended June 30, 2011, mainly due to the decrease in overall production by the Childers #2 and Huntington #1 wells. Condensate and skim oil was $0 and $12,472 for the three months ended June 30, 2012 and June 30, 2011, respectively.

Expenses:  Total operating expenses for the three months ended June 30, 2012 were $2,939,696, compared to $691,640 for the three months ended June 30, 2011, resulting in a total increase of $2,248,056.  This change is comprised primarily of increases in general and administrative expenses.

●
General and Administrative Expenses:  There was a $2,260,328 increase in general and administrative expenses to $2,735,123 for the three months ended June 30, 2012 from $474,795 for the three months ended June 30, 2011.   The primary reason for the increase was stock-based compensation of $1,591,631 incurred during the three months ended June 30, 2012, whereas there was no stock-based compensation incurred in the three months ended June 30, 2011. Consulting fees increased $678,020 during the three month period due to consulting contracts of $635,333 with companies assisting in our search for financing and contracts of $42,687 for management consulting.

Other Income (Expenses):  Total other expenses for the three months ended June 30, 2012 was $281,501 compared to other income of $2,328,312 for the three months ended June 30, 2011, resulting in a decrease of $2,609,813.  The primary reason for the decrease was due to a $2,497,311 non-cash gain for the three months ended June 30, 2011 resulting from the change in fair value of our warrant derivative liability.  The change was caused by a decrease in the stock price between March 31, 2011 and June 30, 2011.  A non-cash loss from the change in fair value of the derivative liability of $436,880 was recognized in the three months ended June 30, 2012 due to the increase in our stock price between March 31, 2012 and June 30, 2012. This caused an overall decrease of $2,934,191 in the non-cash change in fair value of our warrant derivative liability.

  This decrease was offset by an increase of $321,186 in liquidated damages due to the reversal of a penalty of $314,341 during the three months ended June 30, 2012 which had been originally recorded as of March 31, 2012. See footnotes 8 – Warrants Outstanding, and 12 – Commitments and Contingencies, for additional details. There were no warrant modifications in the quarter ended June 30, 2011.

Income Tax Expense:  During the three months ended June 30, 2012, we recognized a net income tax expense of $0.  The three months ended June 30, 2011 income tax benefit of $11,092 related to discontinued operations.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $3,038,608 for the three months ended June 30, 2012, as compared to a net income of $1,968,566 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

Summarized Results of Operations

	2012	2011	Increase (Decrease)
Total revenues	$402,386	$657,504	$(255,118)
Total operating expenses	4,544,507	1,576,285	2,968,222
Loss from operations	(4,142,121)	(918,781)	(3,223,340)
Total other expenses	(1,640,558)	1,283,152	(2,923,710)
Income (loss) from continuing operations before income tax benefit	(5,782,679)	364,371	(6,147,050)
Income tax benefit	-	21,051	(21,051)
Income (loss) from continuing operations	(5,782,679)	385,422	(6,168,101)
Income from discontinued operations, net of tax	-	39,114	(39,114)
Net income (loss)	$(5,782,679)	$424,536	$(6,207,215)

Revenues:  Total revenues for the six months ended June 30, 2012 totaled $402,386, compared to $657,504 for the six months ended June 30, 2011.  Oil revenue for the six months ended June 30, 2012 was $185,366, compared to $194,782 for the six months ended June 30, 2011.  The decrease of $9,416 in oil revenue was due to a small decrease in production.  Gas revenue for the six months ended June 30, 2012 was $129,365, compared to $240,852 for the six months ended June 30, 2011, resulting in a decrease of $111,487.  The decrease in gas revenue was due to a decrease in the average price of gas of approximately 44%.  Transportation and gathering revenue decreased $125,514 to $75,185 for the six months ended June 30, 2012, compared to $200,699 for the six months ended June 30, 2011.  The decrease was due to a third party operator who began handling the income from gas being carried through our pipeline in February of 2011. Condensate and skim oil was $12,470 and $21,171 for the six months ended June 30, 2012 and June 30, 2011, respectively.

Expenses:  Total operating expenses for the six months ended June 30, 2012 were $4,544,507, compared to $1,576,285 for the six months ended June 30, 2011, resulting in a total increase of $2,968,222.  This change is comprised primarily of increases in general and administrative expenses offset by a decrease in cost of gas purchased for resale.

●
General and Administrative Expenses:  There was a $3,088,313 increase in general and administrative expenses to $4,150,694 for the six months ended June 30, 2012 from $1,062,381 for the six months ended June 30, 2011.   The primary reason for the increase was stock-based compensation of $2,195,743 incurred during the six months ended June 30, 2012, whereas there was no stock-based compensation incurred in the six months ended June 30, 2011.  Consulting fees increased $750,760 during the six months ended June 30, 2012, due to contracts with companies assisting us in the search for financing. In addition, advertising and marketing costs increased $102,161 during the six month period due to various contracts with companies for investor relations

●
Cost of Gas Purchased for Resale:  Total cost of gas purchased for resale for the six months ended June 30, 2012 was $-0- compared to $94,814 for the six months ended June 30, 2011.  In February 2011, a third party operator began collecting the revenue from other companies’ gas that went through our pipelines, which eliminated our need to record cost of gas purchased for resale.

Other Income (Expenses):  Total other expenses for the six months ended June 30, 2012 was $1,640,558, compared to other income of $1,283,152 for the six months ended June 30, 2011, resulting in a decrease of $2,923,710.   The primary reason for the decrease was due to a $1,616,108 non-cash gain for the six months ended June 30, 2011 resulting from the change in fair value of our warrant derivative liability.  The change was caused by a decrease in the stock price between December 31, 2010 and June 30, 2011.  A non-cash loss from the change in fair value of the derivative liability of $1,240,430 was recognized in the six months ended June 30, 2012 due to the increase in our stock price between December 31, 2011 and June 30, 2012. This caused an overall decrease of $2,856,538 in the non-cash change in fair value of our warrant derivative liability.

In addition, modifications to certain warrants in the six months ended June 30, 2012, resulted in warrant modification expense of $260,554.  This was offset by an increase to other income of $175,955 in the six months ended June 30, 2012 for the removal of the original penalty on the modified warrants for a net decrease of $84,599. See footnotes 8 – Warrants Outstanding, and 12 – Commitments and Contingencies, for additional details. There were no warrant modifications in the quarter ended June 30, 2011.

Income Tax Expense:  During the six months ended June 30, 2012 we recognized a net income tax expense of $-0-.  The six months ended June 30, 2011 income tax benefit of $21,051 related to discontinued operations.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $5,782,679 for the six months ended June 30, 2012 as compared to net income of $424,536 for the six months ended June 30, 2011.

Liquidity and Capital Resources

We held $2,071,717 in cash at June 30, 2012, made up of a majority of our cash accounts.  However, at June 30, 2012, several cash accounts had an overdraft that totaled $35,428, resulting in net cash of $2,036,289. We held $6,749,368 in cash at December 31, 2011, which when netted against the overdrafts of $164,360, resulted in net cash of $6,585,008.  The decrease in cash is related to purchases of leases and well equipment, the increase in our drilling activities, and the use of cash to cover operating expenses. The decrease was partially offset by an influx of cash from the sale of common stock during the six months ended June 30, 2012.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011:

	2012	2011
Total cash provided by (used in):
Operating activities	$(2,126,254)	$147,481
Investing activities	(4,390,036)	(254,145)
Financing activities	1,838,639	299,342
Increase (decrease) in cash and cash equivalents	$(4,677,651)	$192,678

The net amount of cash used in operating activities during the six months ended June 30, 2012 was $2,126,254.  This was a result of the net loss of $5,782,679 being offset by non-cash income and expense items totaling $4,277,711 as well as increases in various payables and other liabilities totaling $907,125.  These were offset by an increase of $1,359,327 in receivables from working interest investors to reimburse us for the substantial amount of drilling and completion work expenses on the Morse well during the quarter ended June 30, 2012.  Approximately $1 million of this receivables increase was from a related party investor.  The remaining change in cash of $169,085 was from changes in various operating assets.  Non-cash income and expense items included a $1,240,430 change in the fair value of the warrant derivative liability, $260,554 warrant modification expense, stock based compensation to various executives, employees and consultants of $2,195,743, and stock issued to consultants for $434,500 in fees.

The net amount of cash provided by operating activities during the six months ended June 30, 2011 was $147,481.  This was a result of the net income of $424,536 being offset by non-cash income and expense items totaling $1,457,830 as well as increases in various payables totaling $1,349,548.  The remaining change in cash of $168,773 was from changes in various operating assets.

Cash used in investing activities for the six months ended June 30, 2012 was $4,390,036, compared to $254,145 used in investing activities for the six months ended June 30, 2011, resulting in an increase of $4,135,891.  There was $4,325,846 spent on lease and well equipment, and intangible drilling and completion costs for work done on the Haggard A#1, Haggard B#1 and Morse wells in the first six months of 2012.  There was only $258,964 spent in the first six months of 2011, resulting in an increase of $4,066,881.  In addition, there was $64,086 spent on purchases of property and equipment in the first six months of 2012 compared to no purchases in the first six months of 2011.  There was also $5,000 in proceeds from the sale of property and equipment in the first six months of 2011 and $-0- in proceeds received during the six months ended June 30, 2012.

Cash provided by financing activities for the six months ended June 30, 2012 totaled $1,838,639, compared to $299,342 for the six months ended June 30, 2011, resulting in an increase in cash of $1,539,297.  In the first six months of 2012, we received $2,000,000 in gross proceeds from the sale of common stock, which was offset by $13,055 in offering and closing costs, compared to no proceeds from sales of common stock in the first six months of 2011.  The $299,342 of cash provided by financing activities for the six months ended June 30, 2011 was primarily a result of changes in the cash overdraft. There was a $128,932 decrease in our cash overdraft for the first six months of 2012, compared to an increase in our cash overdraft of $320,314 for the first six months of 2011, resulting in an increase of $449,246. There were also deferred financing costs of $15,550 in the first six months of 2012, whereas we had no deferred financing costs in the first six months of 2011.

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

We recently completed our first horizontal well, the Morse #1.  This well recorded an average production rate of 281 bbl/day of high quality crude oil in its first five days of production.  Management expects that the production from the Morse well will significantly increase our revenues in the forthcoming quarters as we have a 56% working interest in this well.  We expect that additional funds raised from future financing activities will be needed, together with production revenue,to finance our operations for the next twelve months.  The extent of our drilling program in the second half of 2012 is dependent on our ability to raise additional capital.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

We are pursuing sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing and other means.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 27, 2012, purported shareholders of Prodigy Oil and Gas, LLC (“Prodigy”), a minority working interest partner on one of our projects, filed a lawsuit in District Court, Dallas, Texas against Prodigy, us and others, by filing a Petition. The case is William Hall, et al. v. Prodigy Oil & Gas, LLC, et al., Cause No. DC-12-01065. In this action, the plaintiffs seek the return of investments made in Prodigy, and believe that some of those funds were given to us. The plaintiffs have not accused us of wrongdoing, and only that they believe we hold money and profits that they are entitled to as constructive trustees. On March 22, 2012, we filed our answer, in which we denied all allegations, requested that the lawsuit be dismissed against us, and requested that Plaintiff pay our attorneys’ fees for defending the frivolous lawsuit. After the filing of our answer, it was established that the Plaintiff’s did not provide notice to potential defendants sixty days before filing suit. On April 5, 2012 the Plaintiff’s gave the required notice and the trial date has been set for July 22, 2013

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15, 2012, we issued 365,617 shares of common stock, $0.001 par value per share, upon the exercise of 701,200 warrants on a cashless basis.

On May 22, 2012, the Company issued an additional 600,000 shares of common stock to consultants valued at $408,000. These shares were valued using the closing market price on the date of the grant.

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Pegasi Energy Resources Corporation or executive officers of Pegasi Energy Resources Corporation and transfer was restricted by Pegasi Energy Resources Corporation in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

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

*
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION
Date: August 14, 2012	By:	/s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer and Interim Chief Financial Officer