Form 10-Q
period 2012-09-30
Pegasi Energy Resources Corporation.
filed 2012-11-15
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-54842

PEGASI ENERGY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-4711443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

218 N. Broadway, Suite 204 Tyler, Texas 75702
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 903- 595-4139

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Note: The Company was a voluntary filer until October 22, 2012 but has filed all reports it would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was a mandatory filer.

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

There were 62,575,204 shares of the registrant's common stock outstanding as of November 12, 2012.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,482,396	$6,749,368
Accounts receivable, trade	397,737	304,940
Accounts receivable, related parties	11,502	11,502
Joint interest billing receivable, related parties, net	1,303,974	183,079
Joint interest billing receivable, net	379,497	87,512
Other current assets	173,210	86,245
Total current assets	5,748,316	7,422,646

Property and equipment:
Equipment	66,855	66,855
Pipelines	907,426	728,991
Leasehold improvements	38,076	7,022
Vehicles	56,174	56,174
Office furniture	136,283	137,616
Website	15,000	15,000
Total property and equipment	1,219,814	1,011,658
Less accumulated depreciation	(429,548)	(377,651)
Property and equipment, net	790,266	634,007

Oil and gas properties:
Oil and gas properties, proved	12,750,420	12,188,709
Oil and gas properties, unproved	16,799,849	10,351,292
Capitalized asset retirement obligations	383,379	232,730
Total oil and gas properties	29,933,648	22,772,731
Less accumulated depletion and depreciation	(1,399,285)	(1,219,027)
Oil and gas properties, net	28,534,363	21,553,704

Other assets:
Restricted cash – drilling program	29,463	132,353
Certificates of deposit	78,421	78,285
Total other assets	107,884	210,638

Total assets	$35,180,829	$29,820,995

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$19,603	$164,360
Accounts payable	3,169,072	2,080,390
Accounts payable, related parties	2,316,940	1,918,719
Revenue payable	588,776	316,646
Interest payable, related parties	1,501,257	1,027,020
Liquidated damages payable	33,227	207,746
Unearned promote	-	121,379
Other payables	20,408	33,155
Derivative warrant liability	921,291	1,949,220
Current portion of notes payable and capital leases	7,977	8,743
Total current liabilities	8,578,551	7,827,378

Drilling prepayments	29,463	132,353
Notes payable and capital leases	19,971	19,991
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	510,426	343,687
Total liabilities	17,299,057	16,484,055

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 125,000,000 shares authorized; 61,925,204 and 48,953,679 shares issued and outstanding	61,925	48,954
Additional paid-in capital	41,780,548	31,164,705
Accumulated deficit	(23,960,701)	(17,876,719)
Total stockholders' equity	17,881,772	13,336,940

Total liabilities and stockholders' equity	$35,180,829	$29,820,995

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2012	2011	2012	2011
Revenues:
Oil and gas	$511,421	$218,765	$826,152	$654,399
Condensate and skim oil	18,849	-	31,319	21,171
Transportation and gathering	34,543	50,266	109,728	250,965
Total revenues	564,813	269,031	967,199	926,535

Operating expenses:
Lease operating expenses	123,096	106,305	309,244	316,273
Pipeline operating expenses	35,432	37,432	106,477	114,099
Cost of gas purchased for resale	-	-	-	94,814
Depletion and depreciation	104,402	66,577	241,022	199,032
General and administrative	827,286	532,159	4,977,980	1,594,540
Total operating expenses	1,090,216	742,473	5,634,723	2,318,758
Loss from operations	(525,403)	(473,442)	(4,667,524)	(1,392,223)

Other income (expenses):
Interest income	32	79	137	260
Interest expense	(159,923)	(163,729)	(477,828)	(485,764)
Changes in fair value of warrant derivative liability	419,407	(3,407,935)	(821,023)	(1,791,827)
Warrant modification expense	(33,980)	-	(294,534)	-
Changes in liquidated damages	(1,436)	(9,969)	174,519	(26,139)
Other income, net	-	10,497	2,271	15,565
Total other income (expenses), net	224,100	(3,571,057)	(1,416,458)	(2,287,905)

Loss from continuing operations before income tax benefit	(301,303)	(4,044,499)	(6,083,982)	(3,680,128)

Income tax benefit	-	(251,224)	-	(272,275)

Loss from continuing operations	(301,303)	(3,793,275)	(6,083,982)	(3,407,853)

Discontinued operations:
Income (loss) from discontinued operations (net of tax expenses of $-0-, $6,605, $-0-, and $14,446, respectively)	-	(12,285)	-	26,829
Gain on sale of discontinued operations (net of tax expense of $-0-, $257,829, $-0-, and $257,829, respectively)	-	478,824	-	478,824
Income from discontinued operations	-	466,539	-	505,653
Net loss	$(301,303)	$(3,326,736)	$(6,083,982)	$(2,902,200)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.01)	$(0.09)	$(0.11)	$(0.09)
Income from discontinued operations	-	0.01	-	0.01
Basic and diluted loss per share	$(0.01)	$(0.08)	$(0.11)	$(0.08)

Weighted average shares outstanding-basic and diluted	56,737,534	40,732,320	53,923,411	36,073,983

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Operating Activities
Net loss	$(6,083,982)	$(2,902,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	241,022	199,032
Accretion of discount on asset retirement obligations	16,090	7,535
Stock based compensation	2,195,743	-
Common stock issued for consulting services	434,500	20,000
Gain on sale of equipment	(276)	(4,873)
Gain on sale of discontinued operations	-	(736,653)
Change in fair value of warrant derivative liability	821,023	1,791,827
Warrant modification expense	294,534	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(92,797)	(151,646)
Accounts receivable, related parties	-	1,500
Joint interest billing receivable, related parties, net	(1,118,013)	59,199
Joint interest billing receivable, net	(291,985)	(15,484)
Other current assets	(86,965)	21,932
Accounts payable	391,838	(226,347)
Accounts payable, related parties	398,221	433,046
Revenue payable	272,130	306,445
Interest payable, related parties	474,237	474,237
Liquidated damages payable	(174,519)	26,139
Other payables	(12,747)	8,536
Net cash used in operating activities	(2,321,946)	(687,775)

Investing Activities
Additions to certificates of deposit	(136)	(260)
Proceeds from sale of 59 Disposal	-	1,037,000
Purchases of property and equipment	(214,677)	(30,035)
Purchases of oil and gas properties	(6,434,804)	(641,089)
Proceeds from sale of property and equipment	-	5,000
Net cash provided by (used in) investing activities	(6,649,617)	370,616

Financing Activities
Proceeds from notes payable	-	28,059
Payments on notes payable and capital leases	(5,738)	(2,543)
Cash overdraft	(144,757)	207,309
Proceeds from sale of common stock, net of offering costs	5,855,086	5,353,420
Net cash provided by financing activities	5,704,591	5,586,245

Net increase (decrease) in cash and cash equivalents	(3,266,972)	5,269,086
Cash and cash equivalents at beginning of period	6,749,368	249,802
Cash and cash equivalents at end of period	$3,482,396	$5,518,888

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  We account for non-employee share-based awards based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the three months ended September 30, 2012 and September 30, 2011, the Company recognized $-0- and $-0-, respectively, of stock-based compensation.  During the nine months ended September 30, 2012 and September 30, 2011, the Company recognized $2,195,743 and $-0- , respectively, of stock-based compensation expense which is typically recorded as a general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months and nine months ended September 30, 2012 and 2011, the diluted loss per share is the same as the basic loss per share, as the effect of common stock equivalents are anti-dilutive. For the three months ended September 30, 2012 and September 30, 2011, the Company had potentially dilutive shares of 41,078,322 and 36,863,455, respectively. For the nine months ended September 30, 2012 and September 30, 2011, the Company had potentially dilutive shares of 41,078,322 and 36,863,455, respectively.

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

On September 10, 2012, the Company completed phase one of a private placement memorandum issued on July 27, 2012, in which it sold 3,342,390 units at $1.20 per unit to raise gross proceeds of $4,010,720, before deducting financing costs of $125,325 and legal fees of $30,000, resulting in net cash proceeds of $3,855,395. Each unit consisted of two shares of common stock, $.001 par value per share, resulting in 6,684,780 shares, and a warrant to purchase one share of common stock totaling 3,342,390 warrants with an exercise price of $1.00 per share, exercisable for a period of three years from the date of issuance.

On September 28, 2012 the Company completed phase two of the previously discussed private placement memorandum in which an additional 12,833 units were sold at $1.20 per unit to raise gross proceeds of $15,361, before deducting financing fees of $115 and legal fees of $2,500, resulting in net cash proceeds of $12,746. Each unit contained the same ratio of warrants and shares as in phase one resulting in the additional issuance of 25,666 shares, $.001 par value per share, and 12,833 warrants to purchase one share of common stock with an exercise price of $1.00 per share, exercisable for a period of three years from the date of issuance.

Stock issued on cashless basis:

On March 5, 2012, the Company issued 776,884 shares of common stock to a placement agent holding 2007 Warrants who exercised their warrants on a cashless basis.  On May 15, 2012, the Company issued 365,617 shares of common stock to a placement agent holding 2007 Warrants who exercised their warrants on a cashless basis.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

On July 16, 2012, the Company issued 24,133 shares of common stock to an investor holding 2007 Warrants who exercised their warrants on a cashless basis. See Note 8 for additional details.

Stock issued for services:

On February 16, 2012, the Company issued 50,000 shares of common stock to consultants valued at $26,500.  On May 22, 2012, the Company issued an additional 600,000 shares of common stock to consultants valued at $408,000. These shares were valued using the closing market price on the date of the grant.

4.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the nine months ended September 30:

	2012	2011

Trade in proceeds on equipment	$2,640	$-

Cashless exercise of warrants classified as a derivative	$1,117,428	$-

Reclassification of derivative warrant liability to equity due to modification of warrants	$731,524	$-

Oil and gas assets purchased in account payables	$696,844	$276,952

Promote liabilities applied against oil and gas assets	$121,379	$-

Revision of asset retirement obligation	$150,649	$-

Equipment financed through notes payable	$7,592	$-

The following is supplemental cash flow information for the nine months ended September 30:

	2012	2011
Cash paid during the period for interest	$3,591	$12,922
Cash paid during the period for taxes	$-	$-

5.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in the exploration and production of crude oil and natural gas, and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operated a saltwater disposal facility which disposed of saltwater and flow-back waste into subsurface storage  and  also  sold the  skim  oil  it  separated from  the  saltwater.  The assets of this company were sold effective July 1, 2011, and we have reported it as a discontinued operation (see Note 11).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Business segment revenue:
Oil and gas	$511,421	$218,765	$826,152	$654,399
Condensate and skim oil	18,849	-	31,319	21,171
Transportation and gathering	34,543	50,266	109,728	250,965
Total revenues	$564,813	$269,031	$967,199	$926,535

Business segment profit (loss):
Oil and gas	$304,479	$63,205	$331,306	$190,749
Condensate and skim oil	18,849	-	31,319	21,171
Transportation and gathering	(20,634)	(1,378)	(51,551)	(7,063)
General corporate	(828,097)	(535,269)	(4,978,598)	(1,597,080)
Loss from operations	$(525,403)	$(473,442)	$(4,667,524)	$(1,392,223)

Depreciation and depletion:
Oil and gas	$83,846	$49,255	$185,602	$147,377
Transportation and gathering	15,717	11,798	40,949	37,350
General corporate	4,839	5,524	14,471	14,305
Total depletion and depreciation	$104,402	$66,577	$241,022	$199,032

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Capital expenditures:
Oil and gas	$7,131,648	$918,041
Transportation and gathering	214,082	-
General corporate	8,187	30,035
Total capital expenditures	$7,353,917	$948,076

	September 30, 2012	December 31, 2011
Business segment assets:
Oil and gas	$31,785,549	$28,362,163
Transportation and gathering	751,052	617,129
General corporate	2,644,228	841,703
Total assets	$35,180,829	$29,820,995

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

The following table sets forth our estimate of fair value of our financial instruments measured on a recurring basis that are liabilities as of September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$921,291	$-	$921,291

The following table sets forth our estimate of fair value of our financial instruments measured on a recurring basis that are liabilities as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2007 Warrants	$-	$1,949,220	$-	$1,949,220

The following table sets forth a summary of changes in fair value of our derivative liability for the nine months ended September 30, 2012 and 2011:

	2012	2011
Beginning Balance –January 1,	$1,949,220	$3,638,311
Derivative warrants exercised	(1,117,428)	-
Reclassification to equity due to modification	(731,524)	-
Change in fair value included in net loss	821,023	1,791,827
Balance at September 30,	$921,291	$5,430,138

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

As of September 30, 2012, and December 31, 2011, the Company had derivative warrant liabilities of $921,291 and $1,949,220, respectively.  The Company recognized a non-cash loss of $821,023 and a non-cash gain of $419,407 related to the change in the fair value of these warrants during the nine months and three months ended September 30, 2012, respectively.

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

In July 2012, an investor exercised 20,833 of the 2007 Warrants representing 41,668 shares on a cashless basis. The investor had previously signed the warrant modification agreement discussed in Note 8 therefore the related derivative liability associated with the warrant had already been removed.

Pursuant to the warrant modification agreement discussed in Note 8, we modified certain 2007 Warrant agreements representing 1,960,000 shares to eliminate the ratchet provision contained in the original agreements.  Since these agreements no longer had derivative features as a result of the modification, the amount of derivative warrant liabilities associated with the shares have been reclassified from derivative warrant liabilities to additional paid-in capital. The amount reclassified due to this modification was $731,524.

The Company used the Black-Scholes valuation model to estimate the fair value of the derivative warrant liability.  Significant assumptions used at September 30, 2012 were as follows:

September 30, 2012

Market value of stock on reporting date (1)	$0.69
Risk-free interest rate (2)	0.02%
Dividend yield (3)	0.00%
Volatility factor	39.32%
Expected life (4)	0.21 years

(1)	The market value of the stock on the date of reporting was based reported public market prices.
(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the remaining contractual term of the warrant on September 30, 2012.
(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.
(4)	Expected life is remaining contractual life of the warrants.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

In September 2012, an additional 100,000 of the 2007 Warrants representing 200,000 shares were modified under the terms above and resulted in a warrant modification expense of $33,980, which has been reported in the Other Income (Expense) section of the consolidated statements of operations. The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

	Before	After
Risk free rates	0.02%	0.81%
Dividend yield	0%	0%
Expected volatility	39.32%	112.29%
Remaining term (years)	0.21 years	2.25 years

In March 2012, a holder of the 2007 Warrants exercised their 407,592 warrants to acquire 1,630,368 shares on a cashless basis and received 776,884 shares of the Company’s common stock. In May 2012, a holder of the 2007 warrants exercised their 175,300 warrants to acquire 701,200 shares on a cashless basis and received 365,617 shares of the Company’s common stock. In July 2012, a holder of the 2007 Warrants exercised their 20,833 warrants to acquire 41,668 shares on a cashless basis and received 24,133 shares of the Company’s common stock.

In September 2012, the Company issued warrants to investors in a private placement transaction. See Note 3 for additional information. The Company issued warrants to investors to purchase 3,355,223 shares of common stock at an exercise price of $1.00 per share, exercisable until September 10, 2015. The Company also issued warrants to placement agents used in the offering to purchase 100,638 shares of common stock exercisable until September 10, 2017.

A summary of warrant activity and shares issuable upon exercise of the warrants during the nine months ended September 30, 2012 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	14,562,930	24,397,812	$0.52
Warrants issued	3,455,861	3,455,861	1.00
Warrants exercised	(603,725)	(2,373,236)	0.40
Warrants cancelled under modification	(980,000)	(1,960,000)	0.40
Warrants issued under modification	980,000	1,960,000	0.50
Outstanding at September 30, 2012	17,415,066	25,480,437	$0.63

The intrinsic value of the 17,415,066 warrants outstanding at September 30, 2012 was $2,137,833.  All of the 17,415,066 warrants outstanding at September 30, 2012 are exercisable.

9.  RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of September 30, 2012 and December 31, 2011, the balance of the certificates of deposit totaled $78,421 and $78,285, respectively.

2010 Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Since inception, total funds of $2,346,066 were received on these programs and $1,834,214 was spent on drilling activities, and $482,389 was reclassified to promote income, offsetting the Company’s unproved oil & gas properties, leaving a balance of $29,463 in restricted cash and drilling prepayments at September 30, 2012.

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $2,997,870 were received on these programs and $3,132,153 was spent on drilling activities, and $13,466 was reclassified to promote income. The shortage of $147,749 was included in the joint interest billing receivable at September 30, 2012.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

A summary of option activity during the nine months ended September 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	1,969,285	$0.78	$-
Options granted - January	1,730,775	0.51	0.34
Options granted - April	3,000,000	0.55	0.46
Options exercised	-	-	-
Outstanding at September 30, 2012	6,700,060	$0.53	$-

The following is a summary of stock options outstanding at September 30, 2012:

Exercise	Options	Remaining Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$0.65	900,000	2.25	900,000
$0.42	1,059,285	3.25	1,059,285
$0.50	10,000	3.25	10,000
$0.50	486,364	4.25	486,364
$0.55	363,636	4.25	363,636
$0.50	880,775	4.25	880,775
$0.55	3,000,000	4.75	3,000,000

Based on the Company's stock price of $0.69 at September 30, 2012, the options outstanding had an intrinsic value of $1,054,572.  At September 30, 2011 the Company’s stock price was $0.48 and the options outstanding had an intrinsic value of $63,557.

Total options exercisable at September 30, 2012 amounted to 6,700,060 shares and had a weighted average exercise price of $0.53.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at September 30, 2012 and December 31, 2011:

		Weighted Average
	Shares	Exercise Price
September 30, 2012	6,700,060	$0.53
December 31, 2011	1,969,285	$0.78

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

The Company estimates the fair value of stock options using the Black-Scholes option pricing valuation model, consistent with the provisions of FASB ASC Topic 505 and FASB ASC Topic 718.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.  The Company uses the simplified method to determine the expected term on options issued.

As of September 30, 2012 and September 30, 2011, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements.  There were no options granted and vested during the quarter ended September 30, 2012.  There were no options granted or vested during the quarter ended September 30, 2011.

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

As a result of the discontinued operations accounting treatment, the Consolidated Statement of Operations reflects 59 Disposal as a discontinued operation for all periods presented. Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $-0- and $-0- for the three months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30,	September 30,
	2012	2011

Loss from discontinued operations	$-	$(18,890)
Gain from sale of discontinued operations	-	736,653
Income tax expense – discontinued operations	-	(251,224)
Income (loss) from discounted operations, net of tax	$-	$466,539

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

Revenues of discontinued operations amounted to $-0- and $171,095 for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,	September 30,
	2012	2011

Income (loss) from discontinued operations	$-	$41,275
Gain from sale of discontinued operations	-	736,653
Income tax expense – discontinued operations	-	(272,275)
Income (loss) from discounted operations, net of tax	$-	$505,653

Effective September 30, 2012, the Company legally closed their subsidiary entity 59 Disposal. All remaining asset and liability balances were transferred to PERC at that date.

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

Pursuant to the warrant modification agreement discussed in Note 8, the Company modified certain 2007 Warrant Agreements representing 10,846,340 shares to waive all prior registration rights and remove the cashless exercise feature.  The removal of the cashless exercise made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  In March 2012, the Company offered two rescission options to the holders who had signed the 2011 modification agreement.  Under Option A the warrant reverted back to the original 2007 terms which would add back the original penalty.  Under Option B the effectiveness date for the registration rights penalty was changed by setting a filing deadline.  As of September 30, 2012, Option A rescission agreements representing 40,000 shares had been received which reverted the warrant to the original 2007 terms.  Also, as of September 30, 2012, Option B rescission agreements representing 12,424,672 shares had been received which continued the waiver of the original penalty and changed the effectiveness date of the modification.

As of March 31, 2012 there had been holders of the 2007 Warrant Agreements representing 10,261,672 shares that signed the 2011 warrant modification agreement and were subject to a registration rights penalty effective sixty days after the agreements were signed.  At that date the penalty was determined to be $314,341.  As of June 30, 2012 all of these warrant holders had signed the 2012 warrant modification agreement which changed the effectiveness date of the modification and reversed the penalty calculated of $314,341 in the prior quarter.  The reversal of the penalty resulted in a decrease to the penalty payable in the quarter ended June 30, 2012.

At September 30, 2012, management reevaluated the status of the registration statement after the above modifications and rescissions and determined an accrual of $33,227 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $33,227 and $207,746 in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.   The difference of $174,519 was recorded as changes in liquidated damages in the Other Income (Expense) section of the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

13.  SUBSEQUENT EVENTS

On October 5, 2012, the Company elected a new Chief Financial Officer, effective immediately. Under the terms of the employment agreement the CFO was issued stock options for 3,000,000 shares of common stock pursuant to the 2012 Incentive Stock Option Plan.  The options have an exercise price of $0.66 per share and are exercisable until ten years from the date of issuance. The options vest in tranches of 1,000,000 on October 5, of the years 2012, 2013, and 2014.

Also, on October 11, 2012, the Company issued 50,000 shares of common stock to consultants valued at $33,000.  The shares were valued using the closing market price on the date of the grant.

In addition, on October 11, 2012 the Company issued 600,000 shares of common stock to consultants valued at $429,000.  Per the consulting agreement the shares were earned in tranches of 100,000 shares per month for the term of the contract, April 2012 to September 2012.  The shares were valued using the closing market price on the last date of each month of the agreement and recorded as an expense on the consolidated statements of operations during this time period but not issued until after the close of the contract period.

On October 18, 2012, the Company officially amended its Articles of Incorporation to increase the number of authorized shares of its common stock, par value $0.001 per share, from 125,000,000 to 150,000,000 shares.

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

Plan of Operations

Our corporate strategy can be thought of in terms of the acquisition of leases and the development of resources on leased acreage.

Acquisition of Leases in the Cornerstone Project area

As of September 30, 2012, our leasehold position is approximately 30,548 gross acres and 21,303 net acres, of which our working interest is approximately 12,361 net acres.

•
Supporting Our Drilling Program.  Our priority is now drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

•
Acquiring Additional Drilling Locations.  We have an extensive proprietary database that we use to identify additional drilling locations and target acreage for acquisition in the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources and expertise to exploit them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  Acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling opportunities.  During 2011, we completed our lease program with two lease fund partners from which we received $5.2 million.  We are in discussion with prospective partners to establish a new lease fund to acquire new acreage in 2013.

Development of Resources in the Cornerstone Project area

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.   Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We will employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken and elsewhere to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The Morse #1 began production on July 3, 2012, and has produced a total of approximately 10,849 barrels of oil during the quarter ended September 30, 2012. A jet pump system was initially employed to assist production and the well was later shut in for a period of 33 days between August and September for the installation of a gas lift production system. Following the introduction of the gas lift system on September 18, 2012, the well produced an average of approximately 202 barrels of oil per day for the rest of September. Production has recently declined to approximately 100 barrels of oil per day, which we believe to be the result of a mechanical problem rather than the depletion of the reservoir. We are planning a remedial operation before the end of 2012, which we expect to restore production to rates of approximately 200 barrels of oil per day. We believe that the success of the Morse #1 vindicates our development strategy.  Having proven our development model, we now plan to drill wells with longer laterals involving 15 to 25 frack stages to improve the well economics. We have a 56% working interest in the Morse #1 well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.  We will implement the latest drilling, fracturing, and completion techniques, including shotgun duals, to develop our properties.  We did not drill any new vertical wells in the third quarter reporting period.  The Norbord #1 recently ceased production from the Travis Peak formation and we now plan to recomplete the well in a new zone in the fourth quarter 2012.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.

Summarized Results of Operations
	2012	2011	Increase (Decrease)
Total revenues	$564,813	$269,031	$295,782
Total operating expenses	1,090,216	742,473	347,743
Loss from operations	(525,403)	(473,442)	51,961
Total other income (expenses)	224,100	(3,571,057)	3,795,157
Loss from continuing operations before income tax benefit	(301,303)	(4,044,499)	(3,743,196)
Income tax benefit	-	(251,224)	(251,224)
Loss from continuing operations	(301,303)	(3,793,275)	(3,491,972)
Income from discontinued operations, net of tax	-	466,539	(466,539)
Net loss	$(301,303)	$(3,326,736)	$(3,025,433)

Revenues:  Total revenues for the quarter ended September 30, 2012 totaled $564,813, compared to $269,031 for the quarter ended September 30, 2011.  Oil revenue for the three months ended September 30, 2012 was $431,578, compared to $96,906 for the three months ended September 30, 2011.  Total production for the three months ended September 30, 2012 increased to 4,699.80 barrels of oil, or bbl, compared to 1,110.08 bbl for the three months ended September 30, 2011, resulting in an increase of $334,672 in oil revenue. The majority of this increase in production was from oil recovered from the Morse#1 well during the fracking process of the well completion during this quarter. The remaining increase in oil revenue was due to a 5% change in price during this time period.  Gas revenue for the three months ended September 30, 2012 was $79,843, compared to $121,859 for the three months ended September 30, 2011, resulting in a decrease of $42,016.  The decrease in gas revenue was mainly due to a decrease in the average price of gas of approximately 29%.  In addition, production decreased on the Norbord well due to a workover begun in August 2012. Transportation and gathering revenue decreased $15,723 to $34,543 for the three months ended September 30, 2012 from $50,266 for the three months ended September 30, 2011, mainly due to the decrease in overall production by the Norbord. Condensate and skim oil was $18,849 and $0 for the three months ended September 30, 2012 and September 30, 2011, respectively. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from period to period.

Expenses:  Total operating expenses for the three months ended September 30, 2012 were $1,090,216, compared to $742,473 for the three months ended September 30, 2011, resulting in a total increase of $347,743.  This change is comprised primarily of increases in general and administrative expenses.

●
General and Administrative Expenses:  There was a $295,127 increase in general and administrative expenses to $827,286 for the three months ended September 30, 2012 from $532,159 for the three months ended September 30, 2011.   The primary reason for the increase was consulting fees of $251,861 incurred during the three months ended September 30, 2012, whereas there were no related consulting fees incurred in the three months ended September 30, 2011. Consulting fees increased during the three month period due to consulting contracts of $210,000 with companies assisting in our search for financing and contracts of $41,861 for management consulting.

Other Income (Expenses):  Total other income for the three months ended September 30, 2012 was $224,100 compared to other expense of $3,571,057 for the three months ended September 30, 2011, resulting in a decrease of expenses by $3,795,157.  The primary reason for the decrease was due to a $3,407,935 non-cash loss for the three months ended September 30, 2011 resulting from the change in fair value of our warrant derivative liability.  The change was caused by an increase in the stock price between June 30, 2011 and September 30, 2011.  A non-cash gain from the change in fair value of the derivative liability of $419,407 was recognized in the three months ended September 30, 2012 due to the decrease in our stock price between June 30, 2012 and September 30, 2012. This caused an overall decrease in expense of $3,827,342 in the non-cash change in fair value of our warrant derivative liability. This decrease was slightly offset by warrant modification expense of $33,980 recorded during the quarter ended September 30, 2012. See Notes 8 – Warrants Outstanding, and 12 – Commitments and Contingencies, for additional details. There were no warrant modifications in the quarter ended September 30, 2011.

Income Tax Expense:  During the three months ended September 30, 2012, we recognized a net income tax expense of $0.  During the three months ended September 30, 2011, there was an income tax benefit of $251,224 related to continuing operations that was offset by income tax expense of $251,224 related to discontinued operations.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $301,303 for the three months ended September 30, 2012, as compared to a net loss of $3,326,736 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

Summarized Results of Operations
	2012	2011	Increase (Decrease)
Total revenues	$967,199	$926,535	$40,664
Total operating expenses	5,634,723	2,318,758	3,315,965
Loss from operations	(4,667,524)	(1,392,223)	3,275,301
Total other expenses	(1,416,458)	(2,287,905)	(871,447)
Loss from continuing operations before income tax benefit	(6,083,982)	(3,680,128)	2,403,854
Income tax benefit	-	(272,275)	(272,275)
Loss from continuing operations	(6,083,982)	(3,407,853)	2,676,129
Income from discontinued operations, net of tax	-	505,653	(505,653)
Net loss	$(6,083,982)	$(2,902,200)	$3,181,782

Revenues:  Total revenues for the nine months ended September 30, 2012 totaled $967,199, compared to $926,535 for the nine months ended September 30, 2011.  Oil revenue for the nine months ended September 30, 2012 was $616,629, compared to $287,963 for the nine months ended September 30, 2011, for an increase of $328,666. The majority of this increase in revenue was from oil recovered from the Morse#1 well during the fracking process of the well completion during this quarter, which caused an increase of $343,377 in oil revenue. This was offset by lower production on some of the older wells. Gas revenue for the nine months ended September 30, 2012 was $209,523, compared to $366,436 for the nine months ended September 30, 2011, resulting in a decrease of $156,913.  The decrease in gas revenue was mainly due to a decrease in the average price of gas of approximately 39%.  In addition, production decreased on the Norbord well due to a workover begun in August 2012.  Transportation and gathering revenue decreased $141,237 to $109,728 for the nine months ended September 30, 2012, compared to $250,965 for the nine months ended September 30, 2011.  The decrease was due to a third party operator who began handling the income from gas being carried through our pipeline in February of 2011 and a decrease in gas production from the Norbord well. Condensate and skim oil was $31,319 and $21,171 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Expenses:  Total operating expenses for the nine months ended September 30, 2012 were $5,634,723, compared to $2,318,758 for the nine months ended September 30, 2011, resulting in a total increase of $3,315,965.  This change is comprised primarily of increases in general and administrative expenses offset by a decrease in cost of gas purchased for resale.

●
General and Administrative Expenses:  There was a $3,383,440 increase in general and administrative expenses to $4,977,980 for the nine months ended September 30, 2012 from $1,594,540 for the nine months ended September 30, 2011.   The primary reason for the increase was stock-based compensation of $2,195,743 incurred during the nine months ended September 30, 2012, whereas there was no stock-based compensation incurred in the nine months ended September 30, 2011.  Consulting fees increased during the nine months ended September 30, 2012, due to consulting contracts of $842,000 with companies assisting in our search for financing and contracts of $160,621 for management consulting.  In addition, advertising and marketing costs increased $134,484 during the nine month period ended September 30, 2012 due to various contracts with companies for investor relations.

●
Cost of Gas Purchased for Resale:  Total cost of gas purchased for resale for the nine months ended September 30, 2012 was $-0- compared to $94,814 for the nine months ended September 30, 2011.  In February 2011, a third party operator began collecting the revenue from other companies’ gas that went through our pipelines, which eliminated our need to record cost of gas purchased for resale.

Other Income (Expenses):  Total other expenses for the nine months ended September 30, 2012 was $1,416,458, compared to other expenses of $2,287,905 for the nine months ended September 30, 2011, resulting in a decrease of $871,447.   The primary reason for the decrease was due to a $1,791,827 non-cash loss for the nine months ended September 30, 2011 resulting from the change in fair value of our warrant derivative liability.  The change was caused by an increase in the stock price between December 31, 2010 and September 30, 2011.  As well, a non-cash loss from the change in fair value of the derivative liability of $821,023 was recognized in the nine months ended September 30, 2012, due to the increase in our stock price between December 31, 2011 and September 30, 2012. This caused an overall decrease in expense of $970,804 in the non-cash change in fair value of our warrant derivative liability.

In addition, modifications to certain warrants in the nine months ended September 30, 2012, resulted in warrant modification expense of $294,534.  This was offset by an increase to the change in liquidated damages of $200,658 in the nine months ended September 30, 2012, for the removal of the original penalty on the modified warrants for a net decrease of $93,876. See Notes 8 – Warrants Outstanding, and 12 – Commitments and Contingencies, for additional details. There were no warrant modifications in the quarter ended September 30, 2011.

Income Tax Expense:  During the nine months ended September 30, 2012 we recognized a net income tax expense of $-0-.  During the nine months ended September 30, 2011 we recognized an income tax benefit of $272,275 related to continuing operations that was offset by income tax expense of $272,275 related to discontinued operations.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $6,083,982 for the nine months ended September 30, 2012, as compared to net loss of $2,902,200 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

We held $3,482,396 in cash at September 30, 2012, made up of a majority of our cash accounts.  However, at September 30, 2012, several cash accounts had an overdraft that totaled $19,603, resulting in net cash of $3,462,793. We held $6,749,368 in cash at December 31, 2011, which when netted against the overdrafts of $164,360, resulted in net cash of $6,585,008.  The decrease in cash is related to purchases of leases and well equipment, the increase in our drilling activities, and the use of cash to cover operating expenses. The decrease was partially offset by an influx of cash from the sale of common stock during the nine months ended September 30, 2012.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011:

	2012	2011
Total cash provided by (used in):
Operating activities	$(2,321,946)	$(687,775)
Investing activities	(6,649,617)	370,616
Financing activities	5,704,591	5,586,245
Increase (decrease) in cash and cash equivalents	$(3,266,972)	$5,269,086

The net amount of cash used in operating activities during the nine months ended September 30, 2012 was $2,321,946.  This was a result of the net loss of $6,083,982 and an increase of $1,409,998 in receivables from working interest investors to reimburse us for the substantial amount of drilling and completion work expenses on the Morse #1 well during the nine months ended September 30, 2012, which were offset by non-cash income and expense items totaling $4,002,636 as well as increases in various payables and other liabilities totaling $1,349,160. Approximately $1 million of the receivables increase was from a related party investor.

The remaining change in cash of $179,762 was from changes in various operating assets.  Non-cash income and expense items included an $821,023 change in the fair value of the warrant derivative liability, $294,534 warrant modification expense, stock based compensation to various executives, employees and consultants of $2,195,743, and stock issued to consultants for $434,500 in fees.

The net amount of cash used in the operating activities during the nine months ended September 30, 2011 was $687,775.  This was a result of the net loss of $2,902,200 being offset by non-cash income and expense items totaling $1,276,868 as well as increases in various payables totaling $1,022,056.  The remaining usage in cash of $84,499 was from changes in various operating assets.  The non-cash income and expense items included a $1,791,827 change in the warrant derivative liability offset by the $736,653 gain on the sale of 59 Disposal.

Cash used in investing activities for the nine months ended September 30, 2012 was $6,649,617 compared to $370,616 cash received in investing activities for the nine months ended September 30, 2011, resulting in an increase of $7,020,233.  There was $6,434,804 spent on lease and well equipment, and intangible drilling and completion costs for work done on the Haggard A, Haggard B and Morse wells in the first nine months of 2012.  There was only $641,089 spent in the first nine months of 2011, resulting in an increase of $5,793,715.  In addition, there was $214,677 spent on purchases of property and equipment in the first nine months of 2012 compared to $30,035 in purchases in the first nine months of 2011.

Cash provided by financing activities for the nine months ended September 30, 2012 totaled $5,704,591, compared to $5,586,245 for the nine months ended September 30, 2011, resulting in an increase in cash of $118,346.  In the first nine months of 2012, we received $5,855,086 in net proceeds from the sale of common stock compared to $5,353,420 proceeds from sales of common stock in the first nine months of 2011.  The remaining change in cash provided by financing activities for the nine months ended September 30, 2011 was primarily a result of changes in the cash overdraft. There was a $144,757 decrease in our cash overdraft for the first nine months of 2012, compared to an increase in our cash overdraft of $207,309 for the first nine months of 2011, resulting in a decrease of $352,066.

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

The anticipated revenue impact of the Morse #1 was dampened by a 33 day shut-in period for the installation of the gas lift production system during the third quarter.  We expect the well to be shut-in for a period of 10 days in the fourth quarter to remedy a mechanical problem with the production system.  Following the shut-in, we expect production to be restored to the rate of approximately 200 barrels of oil per day.  Our expectation for the fourth quarter is that the well will be in production for approximately 80 days and achieve an average production rate of 150 barrels of oil per day for approximately 80 days.

We expect that additional funds raised from future financing activities will be needed, together with production revenue, to finance our operations for the next twelve months.  The extent of our drilling program in the fourth quarter of 2012 is dependent on our ability to raise additional capital.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We may also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

We are actively pursuing sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing and other means.

September 2012 Financing

In September 2012, we sold in a private placement a total of 3,355,223 Units (the “Units”), each Unit consisting of two shares of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $1.00 per share, for an aggregate purchase price of $4,026,081.   The warrants have an exercise price of $1.00 per share of common stock and will be exercisable for a period of three years from the date of issuance.  Placement, selling and consultant fees for the private placement totaled $157,941.

In connection with the financing, we granted each purchaser registration rights.  We are obligated to use our commercially reasonable efforts to cause a registration statement registering for resale the common stock underlying the warrants to be filed no later than 120 days from the date of termination of the financing and use our commercially reasonable efforts to effect the registration.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity, or capital expenditures.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 27, 2012, purported shareholders of Prodigy Oil and Gas, LLC (“Prodigy”), a minority working interest partner on one of our projects, filed a lawsuit in District Court, Dallas, Texas against Prodigy, us and others, by filing a Petition. The case is William Hall, et al. v. Prodigy Oil & Gas, LLC, et al., Cause No. DC-12-01065. In this action, the plaintiffs seek the return of investments made in Prodigy, and believe that some of those funds were given to us. The plaintiffs have not accused us of wrongdoing, and only that they believe we hold money and profits that they are entitled to as constructive trustees. We deny the allegations, and have requested that the lawsuit be dismissed. A trial date has been set for July 22, 2013.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 16, 2012, we issued 24,133 shares of common stock, $0.001 par value per share, upon the exercise of 41,668 warrants on a cashless basis.

In September 2012, we sold in a private placement a total of 3,355,223 Units, each Unit consisting of two shares of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $1.00 per share, for an aggregate purchase price of $4,026,081.   The warrants have an exercise price of $1.00 per share of common stock and will be exercisable for a period of three years from the date of issuance.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION
Date: November 15, 2012	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: November 15, 2012	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer