Form 10-K
period 2012-12-31
Pegasi Energy Resources Corporation.
filed 2013-03-27
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File Number 000-54842

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2012, on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $15,443,877. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 22, 2013, there were 62,847,436 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of Pegasi Energy Resources Corporation (“Pegasi”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”: Pegasi Operating, Inc., a Texas corporation (“POI”) and TR Rodessa, Inc., a Texas corporation (“TR Rodessa”).  In addition, we have one additional subsidiary, Pegasi Energy Resources Corporation, a Texas corporation (“PERC”), which is inactive and does not conduct any operations.

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

Our business strategy in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our development and ownership of a large proprietary database which details the drilling history of the Cornerstone Project area since 1980.  We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of the latest “best in class” drilling and completion techniques.  In 2012, we drilled the Morse #1-H well targeting the Bossier formation and completed it using hydraulic fracture stimulation techniques.  The Morse #1-H is the first such horizontal well completed in the Rodessa field and we believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in the Cornerstone Project area will enable us to find significant oil and gas reserves.

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

Effective July 1, 2011, certain assets of our wholly-owned subsidiary, 59 Disposal Inc., (“59 Disposal”), were sold for a total of $1.3 million, of which we received $1,037,000.  59 Disposal owned an 80% undivided interest in a saltwater disposal facility which disposes saltwater and flow-back waste into subsurface storage.  Our recent emphasis on drilling horizontal oil prospects, which historically do not have as much associated water to dispose, together with diminished disposal activities over the previous twelve months were factors in the decision to sell the assets of 59 Disposal. Effective September 30, 2012, we legally closed 59 Disposal, and all remaining asset and liability balances were transferred to PERC at that date.

Our Operations

We began our leasing and farm-in activities in the Rodessa field area of the East Texas oil and gas basin in 2000. Our initial leasehold purchase was comprised of approximately 1,500 gross acres, which has grown to approximately 31,697 gross acres. We serve as operator of the Cornerstone Project with a working interest partner, TR Energy Inc. (“TR Energy”), a related party, to develop our acreage position in the Cornerstone Project. We hold an 80% working interest in the majority of our leases with TR Energy holding a 20% working interest in those leases.  We have a few leases in which we hold smaller interests ranging from 25% - 50% with TR Energy and other minority investors holding the remaining working interests.  Since initiating operations in 2000, we have drilled and completed or recompleted 14 wells, of which 13 were economically productive.  Of these wells, eight were producing on March 1, 2013.  In 2012, we acquired seven wells from a third party, of which five were producing on March 1, 2013.  We also drilled one well in 2012, which is scheduled for completion in March 2013.

We conduct our main exploration and production operations through our wholly-owned subsidiary, POI.  We conduct additional pipeline operations through our other wholly-owned subsidiary, TR Rodessa.

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

Acquisition of Leases in the Cornerstone Project area

As of March 1, 2013, our leasehold position is approximately 31,697 gross acres and 22,059 net acres, of which our working interest is approximately 12,976 net acres.

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

Development of Resources in the Cornerstone Project area

Over two-thirds of our net leased acreage is currently undeveloped (approximately 8,764 undeveloped net acres of a total of 12,976 net acres as of March 1, 2013. The primary focus of our drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production rather than to develop our existing reserves on developed acreage.

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.   Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We will employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken Shale in North Dakota and elsewhere to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The Morse #1 began production on July 3, 2012, and produced a total of approximately 20,600 Bbl of oil and 20,100 MCF of gas in 2012.  A jet pump system was initially employed to assist production and the well was later shut in for a period of 33 days between August and September 2012 for the installation of a gas lift production system. Following the introduction of the gas lift system on September 18, 2012, the well produced an average of approximately 202 Bbl/day of oil and 235 MCF of gas per day for the rest of September. The well’s production declined abruptly in mid-October before stabilizing at approximately 100 Bbl/day of oil and 125 MCF of gas per day and later declined abruptly again in late December before stabilizing at approximately 50 Bbl/day of oil and 75 MCF of gas per day.  The abrupt nature of the declines in production and other factors lead us to believe that a mechanical problem involving an obstruction of or constriction to the production tubing system is the cause of the decline in production rather than the depletion of the reservoir.  The well was shut in on February 25, 2013 for the performance of a remedial work-over operation. The well returned to production on March 19, 2013, and in the seven days thereafter, produced an average of 92 Bbl/day of oil and 118 MCF of gas per day.  We expect this improved production rate to subsequently decline over time as the reservoir depletes, albeit at a much more gradual rate than previously observed. We believe that the successful production of oil from the Morse #1 supports our development strategy.  We have learned much from the drilling, completion and production of the Morse #1 that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone.  Having proven our development model, we now plan to drill wells with longer laterals involving 15 to 25 frack stages to improve the well economics.  We have obtained the necessary permits for drilling our next horizontal well and hope to commence drilling operations in the second quarter of 2013, subject to the participation of working interest partners. We have a 56% working interest in the Morse #1 well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.  During 2012, we drilled two vertical wells to offset the Norbord discovery of 2010.  We successfully completed the Haggard B well in May 2012 and it began production in June 2012.  By January 31, 2013, the Haggard B had produced 109,390 MCF of gas and 921 Bbls of condensate from the Travis Peak formation.  In addition, we drilled the Haggard A in 2012 and suspended operations pending completion in the Travis Peak formation with fracture stimulation.  The completion operation of the Haggard A is currently underway and is expected to finish in April 2013.  The Norbord #1 ceased production from the Travis Peak formation in September 2012.  In November 2012, we performed a work-over of the well bore to isolate and test perforations.  A production test of an oil-bearing zone is scheduled to be completed by the end of March 2013.

Well Economics

 We plan to develop our non-producing proven reserves through the recompletion of existing wells and the drilling of new wells.  These non-producing proven reserves are attributed to the Travis Peak/Pettit, Cotton Valley and Bossier formations.

Travis Peak/Pettit

Travis Peak/Pettit Recompletions	MMBO	BCF
Proved Developed Non-Producing	0.01	0.43
Proved Behind Pipe	0.24	6.81
Total	0.25	7.24

We plan to exploit the reserves outlined in the table above by recompleting existing vertical wells in the relatively shallow Travis Peak/Pettit formations at depths of between 6,000 and 7,800 feet.  These reserves are estimated to be 83% gas.  The estimated future development cost of these recompletions is estimated at approximately $3.5 million.  We estimate the finding and development cost of these recompletions at $0.40/Mcfe.

New Vertical Wells Targeting the Travis Peak/Pettit	MMBO	BCF
Proved Undeveloped	0.11	4.93

We plan to drill new vertical wells to depths of between 6,000 and 7,800 feet to recover the proven undeveloped reserves in the Travis Peak and Pettit formations detailed in the table above.  These reserves are estimated to be 88% gas, have a future development cost of $8.0 million and a finding and development cost of $1.43/Mcfe.

Cotton Valley

Cotton Valley Recompletions	MMBO	BCF
Proved Behind Pipe	0.04	1.48

By recompleting existing wells in the Upper Cotton Valley at depths of between 8,000 and 9, 500 feet we plan to recover the proved behind pipe reserves detailed in the table above.  These reserves are estimated to be 87% gas and their future development cost is estimated at $1.2 million.  The finding and development cost is estimated at $0.71/Mcfe.

Bossier

Bossier Recompletions	MMBO	BCF
Proved Developed Non-Producing	0.04	0.05

By recompleting existing wells in the Bossier formation at depths of between 9,900 and 10,100 feet we plan to recover the proved developed non-producing reserves detailed in the table above.  These reserves are estimated to be 82% oil and their future development cost is estimated at $0.4 million.  The finding and development cost is estimated at $9.28/MBoe.

Horizontal Wells Targeting the Bossier	MMBO	BCF
Proved Undeveloped	0.21	0.25

We plan to drill horizontal wells with lateral sections of 3,000 ft targeting the Bossier formation to recover the proved undeveloped reserves detailed in the table above.  These reserves are estimated to be 83% oil and their future development cost is estimated at $6.9 million.  The finding and development cost is estimated at $27.46/MBoe.

General

The estimated future development costs detailed above are components of the amounts disclosed in the supplemental oil and gas disclosures required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 932, Extractive Activities—Oil and Gas.  We emphasize that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of James E. Smith and Associates, an independent petroleum reservoir engineering firm.  The finding and development cost is the ratio of estimated future development costs to the estimated ultimate recovery. We use this ratio, with reference to the commodity price to evaluate the commercial viability of drilling a well. The limitation of this measure is that it is based on estimates that are inherently imprecise. The manner in which we have calculated the finding and development costs may differ from how other companies calculate a like measure.

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

Oil and Gas Production, Production Prices and Production Costs

The following table summarizes our net oil and gas production, the average sales price per Bbl of oil and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31:

	2012	2011	2010
Production
Net oil production (Bbls)	11,516	4,063	4,346
Net gas production (Mcf)	109,277	117,461	61,678
Total production (MBoe) (1)	29,730	23,640	14,626
Average sales price per Bbl of oil	$92.23	$93.63	$76.11
Average sales price per Mcf of gas	$2.67	$3.85	$3.91
Average sales price per Boe	$45.55	$35.21	$39.53
Average production cost per Boe	$14.67	$10.87	$14.07

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil

Productive Wells

The following table sets forth information regarding the total gross and net productive wells as of December 31, 2012, expressed separately for oil and gas.  All of our productive wells are located in Texas.

	Number of Operating Wells
	Oil		Gas
	Gross	Net	Gross	Net
Texas	7	5.24	6	4.32

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

Developed and Undeveloped Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2012:

Texas	Gross	Net
Developed Acreage	6,802	4,213
Undeveloped Acreage	24,859	8,677
Total	31,661	12,890

Drilling Activity

	2012	2011
Drilling activity
Net productive exploratory wells drilled	2	1
Net dry exploratory wells drilled	-	-

During 2012, we participated in the drilling of two new wells, both of which were determined to be productive.

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2012 and 2011

	December 31, 2012 Reserves			December 31, 2011 Reserves
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Reserves category	(bbls)	(mcf)	(MBOE)	(bbls)	(mcf)	(MBOE)
PROVED
Developed
United States	130,584	759,307	257,135	52,085	764,010	179,420
Undeveloped
United States	598,069	13,475,572	2,843,998	396,069	14,102,004	2,746,404
TOTAL PROVED	728,653	14,234,879	3,101,133	448,154	14,866,014	2,925,824

Proved Undeveloped Reserves

There were no material changes in our proved undeveloped reserves (“PUDs”) during 2012. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding our progress to convert our PUDS to proved developed reserves. We are currently scheduled to drill these locations within the next five years.  We do not have material concentrations of PUDs in individual fields or countries that have remained undeveloped for five years or more after disclosure as PUDs.

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

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for the report and review of the independent third party reserves report.  The technical employee responsible for overseeing the process for preparation of the reserves estimates is our Chief Executive Officer, Michael H. Neufeld.  Mr. Neufeld holds a B.Sc. Degree in Geology from Louisiana State University and has worked in the oil and gas industry for over 39 years, including roles as Senior Exploration Geologist and Vice President of Exploration at various oil & gas companies, including Penzoil and Hunt Oil Company.  He is the sole person in the Company that reviews and approves the reserve estimates.

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

Air Emissions and Climate Change

The federal Clean Air Act (“CAA”) imposes permit requirements and operational restrictions on certain sources of emissions used in our operations. In April 2012, the EPA issued a final rule amending its New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPs”) for oil and natural gas facilities.  The purpose of the new rule is to limit emissions of volatile organic compounds (“VOCs”), sulfur dioxide (SO2), and hazardous air pollutants (HAPs) from a variety of sources within natural gas processing plants, oil and natural gas production facilities, and natural gas transmission compressor stations.  The rule also regulates emissions from certain hydraulically fractured gas wells, which previously were subject to such standards.

The rule requires all new hydraulically fractured wells, and existing wells that are refractured, to control emissions of VOCs released during well completion.  Prior to January 1, 2015, all such wells have the option of either combusting these emissions, or capturing them using a “green completion” device capable of separating VOCs and natural gas (methane) from the flowback fluid.  After January 1, 2015 and subject to a potential one year extension, wells will be required to utilize green completion devices.  As the new rule went into effect in October 2012, we are still reviewing the potential impact on our business and operations.

The issue of climate change has received increasing regulatory attention in recent years. The EPA has issued regulations governing carbon dioxide, methane and other greenhouse gas (“GHG”) emissions citing its authority under the CAA. Several of these regulations have been challenged in litigation that is currently pending before the federal D.C. Circuit Court of Appeals. In December 2011, the EPA issued amendments to a final rule issued in 2010 requiring reporting of GHG emissions from the oil and natural gas industry. Under this rule, we are obligated to report to the EPA certain GHG emissions from our operations. We do not expect that the costs of this new reporting will be material to us. In a late 2011 report, the DOE Shale Gas Subcommittee recommended that the EPA expand reporting requirements for GHG emissions from shale gas emission sources, and include methane in reporting requirements. More generally, several proposals to regulate GHG emissions have been proposed in the U.S. Congress, and various states have taken steps to regulate GHG emissions. The adoption and implementation of regulations or legislation imposing restrictions or other regulatory obligations on emissions of GHGs from oil and natural gas operations could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations or adversely affect demand for the oil and natural gas produced from our lands.

Regulation of Hydraulic Fracturing

Our industry uses hydraulic fracturing to recover oil and natural gas in deep shale and other previously inaccessible subsurface geological formations. Hydraulic fracturing (or “fracking”) is a process to significantly increase production in drilled wells by creating or expanding cracks, or fractures, in underground formations by injecting water, sand and other additives into formations at high pressures. Like others in our industry, we use this process as a means to increase the productivity of our wells. Although hydraulic fracturing has been an accepted practice in the oil and natural gas industry for many years, its use has dramatically increased in the last decade, and concerns over its potential environmental effects have received increasing attention from regulators and the public.

Under the Safe Drinking Water Act (“SDWA”), the EPA is prohibited from regulating the injection of fracking fluids through its underground injection control program, except in limited circumstances (for example, the EPA has asserted that it has authority to regulate when diesel is a component of the fluids). Waters produced from fracking operations must be disposed of in accordance with federal and state regulations. As discussed above, the EPA has announced an intention to propose pre-treatment standards for produced waters that are to be disposed of at third-party wastewater treatment plants. Separately, the EPA is studying the effects of fracking on drinking water as a result of Congressional and public concern over fracking’s potential to impact groundwater supplies, and the EPA has indicated that it expects to issue its findings later this year.

In that regard, the EPA recently issued a study indicating that contamination may have resulted from certain fracking operations in Wyoming. The operator of the wells has challenged the EPA’s findings, contending that other activities may be to blame for contaminated groundwater in the area, but the EPA’s findings can be expected to draw increased attention to potential groundwater impacts from fracking. In late 2011, the DOE Shale Gas Subcommittee recommended further study and coordination of federal, state and local efforts to determine and monitor potential groundwater impacts from fracking activities.

Other federal agencies, including the DOE and the Department of Interior, and the U.S. Congress are also investigating the potential impacts of fracking. In addition, bills have been introduced in the U.S. Congress to amend the SWDA to allow the EPA to regulate the injection of fracking fluids, which could require our and similar operations to meet federal permitting and financial assurance requirements, adhere to certain construction and testing specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. In addition, the federal Bureau of Land Management is developing draft regulations that would require companies drilling on federal land to disclose details of chemical additives, test the integrity of wells and report on water use and waste management. In November 2011, the EPA announced that it would solicit public input on possible reporting requirements for chemicals used in fracking under the authority of the federal Toxic Substances Control Act.

States, which traditionally have been the primary regulators of exploration and production wells, are also considering or have recently adopted, or may in the future adopt, additional regulations governing fracking activities. For example, North Dakota recently adopted regulations, effective April 1, 2012, to require disclosure of the chemical components of hydraulic fracturing fluids. We believe that compliance with any new reporting requirements will not have a material adverse impact on us. Nonetheless, these disclosures could make it easier for third parties who oppose fracking to initiate legal proceedings based on allegations that chemicals used in fracking could contaminate groundwater.

In addition, concerns have been raised about the potential for fracking to cause earthquakes through the disposal of produced waters into Class II underground injection control (“UIC”). The EPA’s current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. Some environmentalists have asked the EPA to consider reversing an exemption that excludes such wastewaters from hazardous waste rules, which would subject the wastes to more stringent management and disposal requirements. We cannot predict the EPA’s future actions in this regard. Certain states, such as Ohio, where earthquakes have been alleged to be linked to fracking activities, have proposed regulations that would require mandatory reviews of seismic data and related testing and monitoring as part of the future permitting process for UIC wells. In addition, certain other states, including New York, New Jersey and Vermont have sought to place moratoria on fracking or subject it to more stringent permitting and well construction and testing requirements.

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

Employees

As of March 1, 2013, we had eight full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be excellent. We seek to use contract workers and anticipate maintaining a small full-time employee base.  We have a staff services agreement with Odyssey One Source, Inc. on a month-to-month basis whereby we jointly employ personnel and share employment responsibilities for the staff.

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

We incurred net losses of $6,523,292 and $4,568,828 for the years ended December 31, 2012 and 2011, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Oil and natural gas drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

An investment in us should be considered speculative due to the nature of our involvement in the exploration for, and the acquisition, development and production of, oil and natural gas. Oil and natural gas operations involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that commercial quantities of oil or natural gas will be discovered or acquired by us or, even if discovered or acquired, that any such reserves would be economically recoverable. Further, any changes in the regulations to which our business is subject, including those related to the hydraulic fracturing production method, could also have a material adverse effect on our business, financial condition, results of operations or prospects.

We have substantial capital requirements that, if not met, may hinder our operations.

We anticipate that we will make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future and for future drilling programs. If we have insufficient revenues, we may have a limited ability to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that debt or equity financing, or cash generated by operations, will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may have to limit our exploration and development activity, which may result in a loss of investment.

We have a relatively small asset base and limited access to additional capital. Due to our brief operating history and historical operating losses, our operations to date have not been a source of liquidity. We expect significant cash requirements during fiscal year 2013 for our well drilling and completion programs, potential land acquisitions and overhead and working capital purposes. We cannot assure you that we will have, or be able to obtain, sufficient capital to complete our planned exploration and development programs. If additional financing is not available, or is not available on acceptable terms, we will have to curtail our operations, and investors may lose some or all of their investment.

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

If we are unable to retain the services of Messrs. Neufeld, Waldron, or Sudderth, or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of Mr. Michael Neufeld, our President and Chairman, Mr. Jonathan Waldron, our Chief Financial Officer, and Mr. William Sudderth, our Executive Vice President.  The loss of the services of Messrs. Neufeld, Waldron, or Sudderth could have a material adverse effect on our growth, revenues, and prospective business. We do not have key-man insurance on the lives of Messrs. Neufeld, Waldron, or Sudderth. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

The lack of availability or high cost of drilling rigs, fracture stimulation crews, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, fracture stimulation crews, equipment, supplies, key infrastructure, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified crews rise as the number of active rigs and completion fleets in service increases. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel were particularly severe in Texas, we could be materially and adversely affected because our operations and properties are concentrated in this state.

Certain United States federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

Recently, there has been significant discussion among members of Congress regarding potential legislation that, if enacted into law, would eliminate certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, among other proposals:

•	the repeal of the limited percentage depletion allowance for oil and natural gas production in the United States;
•	the replacement of expensing intangible drilling and development costs in the year incurred with an amortization of those costs over several years;
•	the elimination of the deduction for certain domestic production activities; and
•	an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether these or similar changes will be enacted. The passage of this legislation or any similar changes in federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to U.S. oil and natural gas exploration and development. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $96.11 in 2012 and $94.88 in 2011, and the average wellhead price per thousand cubic feet of natural gas was $2.66 in 2012 and $3.95 in 2011 (source: U.S. Energy Information Administration).We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and the quantities of reserves recoverable on an economic basis.

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

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 61.04% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our consolidated financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2013 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 218 N. Broadway, Suite 204 Tyler, Texas 75702. Our telephone number is (903) 595-4139.

The principal executive office occupies 2,200 square feet.  The original lease expired in 2010 and the principal executive office is now leased on a month to month basis at a rate of $1,300/month.

Our field operations are conducted out of our Jefferson, Texas office at 3546 N. US Hwy. 59, Jefferson, Texas 75657, and the phone number is (903) 665-8225.  The lease is for 5,300 square feet and the monthly rent is $4,500 per month. The lease expired on January 1, 2012 and the office space is now being leased monthly.  The monthly cost includes surface-use rights for the storing of equipment.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas. As of March 1, 2013, we operated 22 wells, of which 13 were producing. With regards to the non-producing wells, we intend to plug one and perform work-over operations on the remaining eight. We are in the process of submitting the required operational plans to the Railroad Commission of Texas regarding the non-producing wells.

As of March 1, 2013, our leasehold position is approximately 31,697 gross acres and 22,059 net acres of which our working interest is 12,976 acres. We hold working interests of between 25% and 80% in individual leases. Our leasing program’s primary objective is to support the planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renew leases that are due to expire in the units where we plan to drill.  Most of our proved undeveloped acreage is subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years.  Our intention is to renew all leases within our planned drilling zones that expire in the next three years.

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

Year Ended December 31, 2012
	High	Low
First Quarter	$0.84	$0.43
Second Quarter	$1.05	$0.60
Third Quarter	$0.95	$0.65
Fourth Quarter	$0.70	$0.46

Year Ended December 31, 2011
	High	Low
First Quarter	$0.50	$0.30
Second Quarter	$0.47	$0.20
Third Quarter	$0.49	$0.22
Fourth Quarter	$0.83	$0.42

HOLDERS

As of March 22, 2013, we had approximately 78 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251.

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

RECENT SALES OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

None.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2012.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	9,700,060	$0.57	7,049,940
Equity compensation plans not approved by shareholders	-	$-	-

Total	9,700,060	$0.57	7,049,940

ITEM 6.  SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and the management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Our business strategy in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our development and ownership of a large proprietary database which details the drilling history of the Cornerstone Project area since 1980.  We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of the latest “best in class” drilling and completion techniques.  In 2012 we drilled the Morse #1-H well targeting the Bossier formation and completed it using hydraulic fracture stimulation techniques.  The Morse #1-H is the first such horizontal well completed in the Rodessa field and we believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in the Cornerstone Project area will enable us to find significant oil and gas reserves.

Plan of Operations

Our corporate strategy can be thought of in terms of the acquisition of leases and the development of resources on leased acreage.

Acquisition of Leases in the Cornerstone Project area

As of March 1, 2013, our leasehold position is approximately 31,697 gross acres and 22,059 net acres, of which our working interest is approximately 12,976 net acres.

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

Development of Resources in the Cornerstone Project area

Over two-thirds of our net leased acreage is currently undeveloped (approximately 8,764 undeveloped net acres of a total of 12,976 net acres as of March 1, 2013). The primary focus of the Company’s drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production rather than to develop the Company’s existing reserves on developed acreage.

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.   Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We will employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken Shale in North Dakota and elsewhere to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The Morse #1 began production on July 3, 2012, and produced a total of approximately 20,600 Bbl of oil and 20,100 MCF of gas in 2012.  A jet pump system was initially employed to assist production and the well was later shut in for a period of 33 days between August and September 2012 for the installation of a gas lift production system. Following the introduction of the gas lift system on September 18, 2012, the well produced an average of approximately 202 Bbl/day of oil and 235 MCF of gas per day for the rest of September. The well’s production declined abruptly in mid-October before stabilizing at approximately 100 Bbl/day of oil and 125 MCF of gas per day and later declined abruptly again in late December before stabilizing at approximately 50 Bbl/day of oil and 75 MCF of gas per day.  The abrupt nature of the declines in production and other factors lead us to believe that a mechanical problem involving an obstruction of or constriction to the production tubing system is the cause of the decline in production rather than the depletion of the reservoir.  The well was shut in on February 25, 2013 for the performance of a remedial work-over operation. The well returned to production on March 19, 2013, and in the seven days thereafter, produced an average of 92 Bbl/day of oil and 118 MCF of gas per day.  We expect this improved production rate to subsequently decline over time as the reservoir depletes, albeit at a more gradual rate than previously observed. We believe that the successful production of oil from the Morse #1 supports our development strategy.  We have learned much from the drilling, completion and production of the Morse #1 that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone.  Having proven our development model, we now plan to drill wells with longer laterals involving 15 to 25 frack stages to improve the well economics.  We have obtained the necessary permits for drilling our next horizontal well and hope to commence drilling operations in the second quarter of 2013, subject to the participation of working interest partners. We have a 56% working interest in the Morse #1 well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.  During 2012, we drilled two vertical wells to offset the Norbord discovery of 2010.  We successfully completed the Haggard B well in May 2012 and it began production in June 2012.  By January 31, 2013, the Haggard B had produced 109,390 MCF of gas and 921 Bbls of condensate from the Travis Peak formation.  In addition, we drilled the Haggard A in 2012 and suspended operations pending completion in the Travis Peak formation with fracture stimulation.  The completion operation of the Haggard A is currently underway and is expected to finish in April 2013.  The Norbord #1 ceased production from the Travis Peak formation in September 2012.  In November 2012, we performed a work-over of the well bore to isolate and test perforations.  A production test of an oil-bearing zone is scheduled to be completed by the end of March 2013.

Consolidated Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Summarized Consolidated Results of Operations

	2012	2011	Increase (Decrease)
Total revenues	$1,546,861	$1,188,282	$358,579
Total other operating expenses	7,401,071	3,133,228	4,267,843
Loss from operations	(5,854,210)	(1,944,946)	3,909,264
Total other expenses	(665,567)	(3,409,063)	(2,743,496)
Loss from continuing operations before income tax benefit	(6,519,777)	(5,354,009)	1,165,768
Income tax benefit (expense)	(3,515)	274,813	(278,328)
Loss from continuing operations	(6,523,292)	(5,079,196)	1,444,096
Income from discontinued operations, net of tax	-	510,368	(510,368)
Net loss	$(6,523,292)	$(4,568,828)	$1,954,464

Revenues:  Total revenues for the year ended December 31, 2012 totaled $1,546,861 compared to $1,188,282 for the year ended December 31, 2011.  Oil revenue for the year ended December 31, 2012 was $1,067,113 compared to $385,662 for the year ended December 31, 2011. The majority of this increase of $681,451 was from the completion of the Morse horizontal well in the third quarter of 2012, which generated $689,588 in revenue for the year ended December 31, 2012. This was offset by lower production on some of the older wells. Gas revenue for the year ended December 31, 2012 was $292,412 compared to $452,934 for the year ended December 31, 2011, resulting in a decrease of $160,522. The decrease in gas revenue was mainly due to a decrease in the average price of gas of approximately 31%. In addition, production decreased on the Norbord well in August 2012 due to the depletion of its reservoir. Transportation and gathering revenue decreased $151,106 to $144,693 for the year ended December 31, 2012, compared to $295,799 for the year ended December 31, 2011.  The decrease was due to a third party operator who began handling the income from gas being carried through our pipeline in February of 2011 and a decrease in gas production from the Norbord well.  Condensate and skim oil was $42,643 and $53,887 for the year ended December 31, 2012 and December 31, 2011, respectively. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from year to year.

Expenses:  Total operating expenses for the year ended December 31, 2012 were $7,401,071, compared to $3,133,228 for the year ended December 31, 2011, resulting in a total increase of $4,267,843.  This change is comprised primarily of increases in lease operating expenses, depletion and depreciation, and general and administrative expenses offset by a decrease in cost of gas purchased for resale.

●
Lease Operating Expenses:  Total lease operating expenses for the year ended December 31, 2012 were $647,749 compared to $443,588 for the year ended December 31, 2011, which resulted in an increase of $204,161. The primary reason for the increase was the completion of the Morse well in October 2012, which resulted in lease operating expenses of $175,744 and production taxes of $31,783 in 2012.

●
Depletion and Depreciation:  The $150,631 increase in depletion and depreciation to $427,701 for the year ended December 31, 2012 from $277,070 for the year ended December 31, 2011 was primarily due to an increase in the production of oil in 2012. The production in 2012 was 29,730 MBoe for the year compared to 23,640 MBoe for the year 2011. This increase in production caused the percentage of depletion taken to increase, which in turn increased depletion expense.

●
General and Administrative Expense:  There was a $4,020,654 increase in general and administrative expense to $6,196,172 for the year ended December 31, 2012, from $2,175,518 for the year ended December 31,2011. The primary reason for the increase was stock-based compensation of $2,719,888 incurred during the year ended December 31, 2012, whereas there was no stock-based compensation incurred in the year ended December 31, 2011. The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants as incentive for continuing our development.

Investor relations consulting fees increased $1,170,759 to $1,257,013 for the year ended December 31, 2012, due to contracts we engaged in with several companies to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities, stimulate their interest in us and assist with our press release production and dissemination  We paid two of these companies with shares of our common stock during 2012, which were valued at $895,500 using the closing market price on the date of grant.

In addition, fees for management consulting were $20,000 for the year ended December 31, 2011 compared to $175,219 for the year ended December 31, 2012 resulting in an increase of $155,219.  The majority of the increase was due to $116,719 paid for contract CFO services prior to the employment of such consultant as our new CFO effective October 5, 2012.

●
Cost of Gas Purchased for Resale:  Total cost of gas purchased for resale for the year ended December 31, 2012 was $-0- compared to $94,814 for the year ended December 31, 2011, which resulted in a decrease of $94,814. In February 2011, a third party operator began collecting the revenue from other companies’ gas that went through our pipelines, which eliminated our need to record cost of gas purchased for resale.

Other Income (Expenses):  Total other expenses for the year ended December 31, 2012 was $665,567, compared to $3,409,063 for the year ended December 31, 2011, resulting in a decrease of $2,743,496.  The primary reason for the decrease was due to a non-cash loss of $1,846,025 in 2011 resulting from the change in fair value of our warrant derivative liability. The change was caused by an increase in the stock price between December 31, 2010 and December 31, 2011. In the year ended December 31, 2012, the 2007 warrants expired resulting in a year end non-cash gain of $88,868. In addition, modifications to certain warrants in the year ended December 31, 2012, resulted in warrant modification expense of $294,534 compared to $900,660 for the year ended December 31, 2011 for a decrease of $606,126.  This was offset by an increase to the change in liquidated damages of $207,430 from a non-cash loss of $33,944 in the year ended December 31, 2011 to a non-cash gain of $173,486 in the year end December 31, 2012.  See “Note 10 – Warrants Outstanding,” and “Note 18 – Commitments and Contingencies.”

Income Tax Expense:  During the year ended December 31, 2012, we recognized a net income tax expense of $3,515 for state margin tax. The 2011 income tax benefit of $274,813 related to continuing operations was offset by income tax expense of $274,813 related to discontinued operations.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $6,523,292 in the year ended December 31, 2012 as compared to a net loss of $4,568,828 in the year ended December 31, 2011.

Liquidity and Capital Resources

We held $1,421,198 in cash at December 31, 2012, made up of a majority of our cash accounts. However, at December 31, 2012, several cash accounts had an overdraft that totaled $17,795, resulting in net cash of $1,403,403. We held $6,749,368 in cash at December 31, 2011, which when netted against the overdrafts of $164,360, resulted in a net cash of $6,585,008. The decrease in cash is related to purchases of leases and well equipment, the increase in our drilling activities, and the use of cash to cover operating expenses. The decrease in cash was offset by an influx of cash from the sale of common stock during the year ended December 31, 2012.

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2012	2011
Total cash provided by (used in):
Operating activities	$(2,746,312)	$(252,383)
Investing activities	(8,282,697)	110,966
Financing activities	5,700,839	6,640,983
Increase (decrease) in cash and cash equivalents	$(5,328,170)	$6,499,566

Cash used in operating activities for the year ended December 31, 2012 was $2,746,312, compared to $252,383 used in operating activities for the year ended December 31, 2011, resulting in an increase of $2,493,929.  There was an increase of $1,954,464 from the net loss of $4,568,828 for the year ended December 31, 2011 to the net loss of $6,523,292 for the year ended December 31, 2012. This was partially offset by a $1,960,032 increase in the non-cash income and expense items, which totaled $4,274,852 and $2,314,820 for the years ended December 31, 2012 and 2011, respectively.

A non-cash expense for stock based compensation of $2,719,888 was incurred during 2012, whereas there was no stock-based compensation incurred during 2011.  The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants as incentive for continuing our development. There was an increase of $1,934,893 to a gain of $88,868 for the year ended December 31, 2012 from a loss of $1,846,025 for the year ended December 31, 2011 in the change in fair value of the warrant derivative liability. There was a decrease in warrant modification expense of $606,126 to $294,534 for the year ended December 31, 2012, compared to $900,660 for the year ended December 31, 2011.  Both the warrant derivative liability and warrant modification expense changes are discussed above in Other Income (Expense) under the Summarized Consolidated Results of Operations.  There was an increase of $875,500 to $895,500 in stock issued to consultants for the year ended December 31, 2012.  This is also discussed above in the General and Administrative Expense section.  Depletion, depreciation, and accretion expense had an increase of $157,850 to $454,074 for the year ended December 31, 2012 related to the addition of new wells and future development costs contained in the 2012 Reserve Report.  These were offset by the decrease of a $736,653 gain reported for the year ended December 31, 2011, relating to the sale of certain assets in our previously wholly-owned subsidiary, 59 Disposal Inc., as discussed in “Note 16 - Discontinued Operations”.

There was a decrease in the change in various payables from $2,200,465 for the year ended December 31, 2011 to $966,160 for the year ended December 31, 2012, which was mainly due to payments made during 2012 on prior year drilling costs.  There was also an increase of $1,342,655 to $1,390,919 in receivables from working interest investors to reimburse us for the substantial amount of drilling and completion work expenses on the Morse #1 well during the year ended December 31, 2012. Approximately $1.2 million of the receivables increase was from a related party investor. The remaining change in cash of $73,113 for the year ended December 31, 2012, compared to $150,576 in the year ended December 31, 2011 was from changes in various operating assets.

Cash used in investing activities for the year ended December 31, 2012 was $8,282,697, compared to $110,966 provided by investing activities for the year ended December 31, 2011, resulting in an increase of $8,393,663. There was $8,037,047 spent on lease and well equipment, and intangible drilling and completion costs for work done on the Haggard A, Haggard B and Morse wells during the year ended December 31, 2012. There was only $1,272,783 spent during the year ended December 31, 2011, resulting in an increase of $6,764,264. In addition, there was $245,485 spent on the purchases of property and equipment during the year ended December 31, 2012 compared to $1,994 in purchases during the year ended December 31, 2011.  We received $1,037,000 of proceeds from the sale of 59 Disposal and proceeds of $344,081 for the sale of a working interest in the year ended December 31, 2011 and there were no similar transactions in 2012.

Cash provided by financing activities for the year ended December 31, 2012 totaled $5,700,839, compared to $6,640,983 for the year ended December 31, 2011, resulting in a decrease in cash of $940,144. In the year ended December 31, 2012, we received $5,855,086 in net proceeds from the sale of common stock and units of common stock and warrants compared to $6,820,868 in the year ended December 31, 2011. The remaining change in cash provided by financing activities for the year ended December 31, 2012, was primarily a result of changes in the cash overdraft. There was a $146,565 decrease in our cash overdrafts for the year ended December 31, 2012, compared to a decrease of $175,758 in our cash overdrafts for the year ended December 31, 2011.

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

The abrupt declines in production suffered by the Morse #1 have had an adverse impact on revenue.  A workover procedure to remedy a suspected mechanical problem with the production system is currently underway and expected to be completed by the end of March 2013. We anticipate that the well will return to production at a rate in excess of 100 Bbl/day of oil.

We expect that additional funds raised from future financing activities will be needed, together with improved production revenue from the Morse, to finance our operations for the next twelve months.  The extent of our drilling program in 2013 is dependent on our ability to raise additional capital.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We will also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

We are actively pursuing sources of additional capital through various financing transactions or arrangements, including farm-outs, joint venturing of projects, debt financing, equity financing and other means.

September 2012 Financing

In September 2012, we sold in a private placement a total of 3,355,223 Units (the “Units”), each Unit consisting of two shares of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $1.00 per share, for an aggregate purchase price of $4,026,081.   The warrants have an exercise price of $1.00 per share of common stock and will be exercisable for a period of three years from the date of issuance.  Placement, selling and consultant fees for the private placement totaled $157,940.

In connection with the financing, we granted each purchaser registration rights.  We were obligated to use our commercially reasonable efforts to cause a registration statement registering for resale the common stock underlying the warrants to be filed no later than 120 days from the date of termination of the financing and use our commercially reasonable efforts to affect the registration.  As of March 22, 2013, we have not yet filed the registration statement.

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

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Updated No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

PEGASI ENERGY RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pegasi Energy Resources Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Pegasi Energy Resources Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasi Energy Resources Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 27, 2013

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,421,198	$6,749,368
Accounts receivable, trade	404,120	304,940
Accounts receivable, related parties	13,002	11,502
Joint interest billing receivable, related parties, net	1,388,969	183,079
Joint interest billing receivable, net	275,423	87,512
Other current assets	58,678	86,245
Total current assets	3,561,390	7,422,646

Property and equipment:
Equipment	66,855	66,855
Pipelines	934,419	728,991
Leasehold improvements	7,022	7,022
Easements	34,848	-
Vehicles	56,174	56,174
Office furniture	136,283	137,616
Website	15,000	15,000
Total property and equipment	1,250,601	1,011,658
Less accumulated depreciation	(449,931)	(377,651)
Property and equipment, net	800,670	634,007

Oil and gas properties:
Oil and gas properties, proved	17,193,227	12,188,709
Oil and gas properties, unproved	13,090,037	10,351,292
Capitalized asset retirement obligations	491,338	232,730
Total oil and gas properties	30,774,602	22,772,731
Less accumulated depletion and depreciation	(1,565,559)	(1,219,027)
Oil and gas properties, net	29,209,043	21,553,704

Other assets:
Restricted cash – drilling program	29,435	132,353
Certificates of deposit	78,450	78,285
Total other assets	107,885	210,638

Total assets	$33,678,988	$29,820,995

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2012	2011

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$17,795	$164,360
Accounts payable	1,515,153	2,080,390
Accounts payable, related parties	2,447,387	1,918,719
Revenue payable	691,202	316,646
Interest payable, related parties	1,659,336	1,027,020
Liquidated damages payable	34,260	207,746
Unearned promote	-	121,379
Other payables	30,094	33,155
Derivative warrant liability	-	1,949,220
Current portion of notes payable and capital leases	8,111	8,743
Total current liabilities	6,403,338	7,827,378

Drilling prepayments	29,435	132,353
Notes payable and capital leases	17,893	19,991
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	628,668	343,687
Total liabilities	15,239,980	16,484,055

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 62,602,377 and 48,953,679 shares issued and outstanding	62,603	48,954
Additional paid-in capital	42,776,416	31,164,705
Accumulated deficit	(24,400,011)	(17,876,719)
Total stockholders' equity	18,439,008	13,336,940

Total liabilities and stockholders' equity	$33,678,988	$29,820,995

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenues:
Oil and gas	$1,359,525	$838,596
Condensate and skim oil	42,643	53,887
Transportation and gathering	144,693	295,799
Total revenues	1,546,861	1,188,282
Operating expenses:
Lease operating expenses	647,749	443,588
Pipeline operating expenses	129,449	142,238
Cost of gas purchased for resale	-	94,814
Depletion and depreciation	427,701	277,070
General and administrative	6,196,172	2,175,518
Total operating expenses	7,401,071	3,133,228
Loss from operations	(5,854,210)	(1,944,946)

Other income (expenses):
Interest income	166	338
Interest expense	(636,832)	(644,372)
Changes in fair value of warrant derivative liability	88,868	(1,846,025)
Warrant modification expense	(294,534)	(900,660)
Other income (expense), net	176,765	(18,344)
Total other expenses, net	(665,567)	(3,409,063)

Loss from continuing operations before income tax expense (benefit)	(6,519,777)	(5,354,009)

Income tax expense (benefit)	3,515	(274,813)

Loss from continuing operations	(6,523,292)	(5,079,196)

Discontinued operations:
Income from discontinued operations (net of tax expense of $-0- and $16,984, respectively)	-	31,544
Gain on sale of discontinued operations (net of tax expense of $-0- and $257,829, respectively)	-	478,824
Income from discontinued operations	-	510,368
Net loss	$(6,523,292)	$(4,568,828)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	(0.12)	(0.13)
Income (loss) from discontinued operations	-	0.01
Basic and diluted loss per share	$(0.12)	$(0.12)

Weighted average shares outstanding – basic and diluted	56,082,199	38,280,922

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012 and 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	33,610,801	$33,611	$19,903,404	$(13,307,891)	$6,629,124
Common stock issued for:
Services	50,000	50	19,950	-	20,000
Cash, net of offering costs	14,502,308	14,502	6,806,366	-	6,820,868
Cashless exercise of warrants classified as a derivative	790,570	791	691,026	-	691,817
Warrant price and extension modification	-	-	900,660	-	900,660
Warrant liability reclassified to equity due to modification	-	-	2,843,299	-	2,843,299
Net loss	-	-	-	(4,568,828)	(4,568,828)
Balance at December 31, 2011	48,953,679	$48,954	$31,164,705	$(17,876,719)	$13,336,940

Common stock issued for:
Services	1,300,000	1,300	894,200	-	895,500
Cash, net of offering costs	11,154,891	11,155	5,843,931	-	5,855,086
Cashless exercise of warrants classified as a derivative	1,193,807	1,194	1,127,634	-	1,128,828
Stock based compensation	-	-	2,719,888	-	2,719,888
Warrant price and extension modification	-	-	294,534	-	294,534
Warrant liability reclassified to equity due to modification	-	-	731,524	-	731,524
Net loss	-	-	-	(6,523,292)	(6,523,292)
Balance at December 31, 2012	62,602,377	$62,603	$42,776,416	$(24,400,011)	$18,439,008

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Operating Activities
Net loss	$(6,523,292)	$(4,568,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	427,701	277,070
Accretion of discount on asset retirement obligations	26,373	19,154
Stock based compensation	2,719,888	-
Common stock issued for consulting services	895,500	20,000
Gain on sale of equipment	(276)	(11,436)
Gain on sale of discontinued operations	-	(736,653)
Change in fair value of warrant derivative liability	(88,868)	1,846,025
Warrant modification expense	294,534	900,660
Changes in operating assets and liabilities:
Accounts receivable, trade	(99,180)	(118,271)
Accounts receivable, related parties	(1,500)	1,500
Joint interest billing receivable, related parties, net	(1,203,008)	9,621
Joint interest billing receivable, net	(187,911)	(57,885)
Other current assets	27,567	(33,805)
Accounts payable	(392,833)	618,901
Accounts payable, related parties	528,668	596,740
Revenue payable	374,556	191,923
Interest payable, related parties	632,316	632,316
Liquidated damages payable	(173,486)	33,944
Unearned promote	-	121,379
Other payables	(3,061)	5,262
Net cash used in operating activities	(2,746,312)	(252,383)

Investing Activities
Additions to certificates of deposit	(165)	(338)
Proceeds from sale of 59 Disposal	-	1,037,000
Purchases of property and equipment	(245,485)	(1,994)
Purchases of oil and gas properties	(8,037,047)	(1,272,783)
Proceeds from sale of property and equipment	-	5,000
Proceeds from sale of working interest	-	344,081
Net cash (used in) provided by investing activities	(8,282,697)	110,966

Financing Activities
Payments on notes payable	(7,682)	(4,127)
Cash overdraft	(146,565)	(175,758)
Proceeds from sale of common stock, net of offering costs of $167,940 and $263,619, respectively	5,855,086	6,820,868
Net cash provided by financing activities	5,700,839	6,640,983

Net increase (decrease) in cash and cash equivalents	(5,328,170)	6,499,566
Cash and cash equivalents at beginning of year	6,749,368	249,802
Cash and cash equivalents at end of year	$1,421,198	$6,749,368

See Note 4 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

c)  Accounts Receivable

The Company’s accounts receivable consists primarily of oil and natural gas sales and joint interest billings, which are recorded at the invoiced amount. Collateral is not required for such receivables, nor is interest charged on past due balances.  The Company extends credit based on management’s assessment of the customers’ financial condition and evaluates the allowance for doubtful accounts based on a receivable aging, customer disputes and general business and economic conditions.  No allowance was indicated at December 31, 2012 or 2011.  As of December 31, 2012, two customers totaled approximately 63% and 35% of the Company’s total accounts receivable. Accounts receivables from the same two customers in 2011, approximated 69% and 21% of total trade receivables at December 31, 2011.  As of December 31, 2012, there were two customers that accounted for 73% and 11% of the Company’s total joint interest billing receivables. Joint interest billing receivables from one of those customers in 2011 approximated 67%.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

d)  Property and Equipment

Property and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.   Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.   Depreciation expense was $81,168 and $76,144 for the years ended December 31, 2012 and 2011, respectively.

e)  Oil and Gas Properties

The Company uses the full-cost method of accounting for its oil and gas producing activities, which are all located in Texas. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment shall be added to the capitalized costs to be amortized.  Depletion expense for the years ended December 31, 2012 and 2011 was $346,533 and $200,926 ($11.66 and $8.50 per equivalent barrel), respectively.

All items classified as unproved property are assessed on an annual basis for possible impairment or reduction in value.  Properties are assessed on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.  As of December 31, 2012 and 2011, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves therefore the accompanying consolidated financial statements do not include a provision for impairment.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the operating results of the period.

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2012, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The 2010 through 2012 amounts are net of reimbursements received in those years for costs incurred in prior years under our leasing program. The majority of the evaluation activities are expected to be completed within five to ten years.

					2009
	Total	2012	2011	2010	and Prior

Property acquisition costs	$13,090,000	$2,739,000	$1,306,000	$(105,000)	$9,150,000

f)  Impairment of Long-Lived Assets

The carrying value of property and equipment is periodically evaluated under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, Property, Plant, and Equipment.   FASB ASC Topic No. 360 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.  The Company had no impairment in 2012 and 2011.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

i)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the years ended December 31, 2012 and 2011, the Company recognized $2,719,888 and $-0-, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

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

l)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the years ended December 31, 2012 and 2011 the Company had potentially dilutive shares of 41,043,486 and 31,980,959, respectively that were excluded from the earnings per share calculation because their impact would be antidilutive. For the years ended December 31, 2012 and 2011, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

m)  Fair Value of Financial Instruments

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

FASB ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$628,668	$628,668
Recurring
2007 Warrants	$-	$-	$-	$-

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$343,687	$343,687
Recurring
2007 Warrants	$-	$1,949,220	$-	$1,949,220

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following table sets forth a summary of changes in fair value of our derivative liability for the years ended December 31, 2012 and 2011:

	2012	2011
Beginning Balance	$1,949,220	$3,638,311
Derivative warrants exercised	(1,128,828)	(691,817)
Reclassification to equity due to modification	(731,524)	(2,843,299)
(Income) expense included in net loss	(88,868)	1,846,025
Balance at December 31	$-	$1,949,220

See Note 8, for the table summary of changes in fair value of our asset retirement obligations for the years ended December 31, 2012 and 2011.

In accordance with the reporting requirements of FASB ASC Topic No. 825, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

n)  New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Updated No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

(o)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

3.     RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of December 31, 2012 and 2011, the balance of the certificates of deposit totaled $78,450 and $78,285 respectively.

2010 Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.   Since inception, total funds of $2,346,066 were received on this program and $2,330,055 was spent on drilling activities, and $58,213 was reclassified to promote income leaving a shortage of $42,202 at December 31, 2011 in this program. During 2012, funding was increased by $116,426 and additional funds of $44,789 were spent on drilling activities leaving a balance of $29,435 in restricted cash and drilling prepayments at December 31, 2012.

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds received during 2011 were $671,308 and $496,753 was spent on drilling activities leaving a balance of $174,555 at December 31, 2011 in this program. During 2012 additional funds of $2,756,628 were received on this program and $2,933,430 was spent on drilling activities, and $13,714 was reclassified to promote income. The shortage of $15,961 was reclassified to operating cash and included in the joint interest billing receivable at December 31, 2012.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

4.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the years ended December 31:

	2012	2011
Trade in proceeds on equipment	$2,640	$-

Revision of asset retirement obligation	$258,608	$7,254

Cashless exercise of warrants classified as a derivative	$1,128,828	$691,817

Reclassification of derivative warrant liability to equity due to modification of warrants	$731,524	$2,843,299

Oil and gas assets financed through account payables	$677,123	$849,527

Promote liabilities applied against oil and gas assets	$121,379	$-

Equipment/vehicle financed through notes payable	$7,592	$28,059

The following is supplemental cash flow information for the years ended December 31:

	2012	2011
Cash paid during the year for interest	$4,516	$13,916
Cash paid during the year for taxes	$3,515	$-

5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Depreciation Methods	Depreciation Period
Equipment	Straight-line	7 Years
Pipelines	Straight-line	15 Years
Leasehold improvements	Straight-line	Lesser of the Estimated Useful Life or the Lease Term
Easements	n/a	n/a
Vehicles	Straight-line	5 Years
Office furniture	Straight-line	5 Years
Website	Straight-line	5 Years

The pipeline easements are intangible assets with indefinite lives. The Company evaluates intangible assets with an indefinite life for possible impairment at least annually by comparing the fair value of the asset with its carrying value.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

6.   NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following at December 31:

	2012	2011
Capital lease of $7,592 to Xerox Corporation, with monthly installments of $198, including interest at 19.7%, maturing February 20, 2017.	$6,740	$-

Capital lease of $9,521 to Xerox Corporation, with monthly installments of $184, including interest at 6.00%, originally scheduled to mature April 1, 2013. Replaced with lease above in January 2012.	-	2,826

Note payable of $28,059 to Ford Motor Credit, with monthly installments of $640, including interest at 4.54%, collateralized by a truck, maturing August 8, 2015.	19,264	25,908

Total notes payable and capital leases	26,004	28,734
Less current portion	8,111	8,743

Total long term (notes payable and capital leases)	$17,893	$19,991

Future annual maturities of notes payable and capital leases at December 31, 2012 are as follows:

Year Ended
2013	$8,111
2014	8,682
2015	6,745
2016	2,078
2017	388
Total	$26,004

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

7.    NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following at December 31:

	2012	2011
Note payable to Teton, Ltd., “Teton” (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of June 1, 2015. Renewed prior amended note which matured June 1, 2011. Secured by a stock pledge and security agreement.	$6,987,646	$6,987,646

Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two in 2010 resulted in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015.	1,173,000	1,173,000

Total notes payable, related parties	8,160,646	8,160,646
Less current portion	-	-
Total long-term notes payable, related parties	$8,160,646	$8,160,646

Teton Renewal Note

On June 1, 2010, a Promissory (Teton Renewal Note) note was executed to renew and extend the original note payable (Teton Note) due May 21, 2010 to a maturity date of June 1, 2011.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note that was added to the note.  Under the original note payable, Teton was granted the right to convert the $5,792,957 of the outstanding note payable balance plus accrued interest into shares of the Company’s common stock at a fixed conversion price of $1.20 per share. A fixed conversion price of $1.60 was agreed upon for conversion of the additional funds, totaling $1,194,689 plus accrued interest, of the outstanding note payable balance.  Teton has the right, but not the obligation to convert all or a portion of the indebtedness at any time after May 1, 2008, unless the debt is repaid before such date.  This option will continue in existence as long as any balance remains outstanding on the note.  Substantially all of the Company’s assets are pledged to secure the repayment of the Teton Renewal Note.

On April 1, 2011, an amendment was executed which extended the maturity date of the note from June 1, 2011 to June 1, 2013 at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The amendment also added an event of default whereby Teton may declare default on the note if the Company does not raise funds during or as a result of their engagement with a placement agent whom they initially engaged on March 25, 2011.  No default was declared on this note prior to its subsequent amendment below.

On June 23, 2011, another amendment was executed which extended the maturity date of the note from June 1, 2013 to June 1, 2015, at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The event of default section remained the same as in the third amendment.

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
DECEMBER 31, 2012 AND 2011

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

8. ASSET RETIREMENT OBLIGATIONS

Pursuant to FASB ASC Topic No. 410, Asset Retirement and Environmental Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $491,338 and $232,730 at December 31, 2012 and 2011, respectively.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 22 wells, and has determined a range of abandonment dates through June 2027.

The following represents a reconciliation of the asset retirement obligations for the years ended December 31:

	2012	2011

Asset retirement obligations at beginning of year	$343,687	$317,279
Asset retirement obligations incurred in the current year	-	-
Revisions to estimates	258,608	7,254
Accretion of discount	26,373	19,154
Asset retirement obligations at end of year	$628,668	$343,687

In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained assurance from its independent petroleum engineer in 2012 that the plugging costs used in the estimation are appropriate.  The Company uses the expected present value technique to measure the fair value of the asset retirement obligations which is classified as a Level 3 measurement under FASB ASC Topic No. 820.

9.  STOCK-BASED COMPENSATION

Stock Plans

The Company adopted the 2007 Stock Option Plan (the “2007 Plan”) and 2010 Incentive Stock Option Plan (the “2010 Plan”) for directors, executives, selected employees, and consultants to reward them for making major contributions to the success of the Company by issuing long-term incentive awards under these Plans thereby providing them with an interest and incentive in the growth and performance of the Company.  The 2007 Plan reserves 1,750,000 shares of common stock for issuance by the Company as stock options.  The 2010 Plan reserves 5,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Stock Options Modified

On January 5, 2012, pursuant to Board resolution, the Company changed the terms of all options granted under the 2007 Plan to extend the exercise term for two years from December 31, 2012 to December 31, 2014.  The modification resulted in incremental stock compensation cost of $136,072, which was calculated as the difference in the fair value of the options immediately before and immediately after the modification using the Black-Scholes option pricing model.  The Company used the simplified method to determine the expected term on the options modified due to the lack of historical exercise data.  The following table details the significant assumptions used to compute the fair value of the option modifications:

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

Stock Options Issued

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

On October 5, 2012, pursuant to the 2012 Plan, the Company issued stock options to purchase 3,000,000 shares of common stock with an exercise price of $0.66 per share and a term of ten years to the new CFO.  The options vest in tranches of 1,000,000 each year over two years following the award issuance and 1,000,000 vested immediately upon issuance.  Accordingly, they are measured at fair value on the grant date and the compensation expense associated with the grant will be amortized over the vesting period. As of December 31, 2012, the Company recognized $524,145, the fair value of the vested options, as stock based compensation expense and had $1,048,291 in unamortized compensation expense associated with options granted.

There were no stock options granted during the year ended December 31, 2011.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

A summary of option activity during the years ended December 31, 2012 and 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2011	1,969,285	$0.78	$-
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at December 31, 2011	1,969,285	0.78	-
Options granted - January	1,730,775	0.51	0.34
Options granted - April	3,000,000	0.55	0.46
Options granted - October	3,000,000	0.66	0.52
Options exercised	-	-	-
Outstanding at December 31, 2012	9,700,060	$0.57	$-

The following is a summary of stock options outstanding at December 31, 2012:

Exercise	Options	Remaining Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$0.65	900,000	2	900,000
$0.42	1,059,285	3	1,059,285
$0.50	10,000	3	10,000
$0.50	486,364	4	486,364
$0.55	363,636	4	363,636
$0.50	880,775	4	880,775
$0.55	3,000,000	4.50	3,000,000
$0.66	3,000,000	9.75	1,000,000

Based on the Company's stock price of $0.57 at December 31, 2012, the options outstanding had an intrinsic value of $322,565.  At December 31, 2011 the Company’s stock price was $0.53 and the options outstanding had an intrinsic value of $116,821.

Total options exercisable at December 31, 2012 amounted to 7,700,060 shares and had a weighted average exercise price of $0.55.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at December 31, 2012 and 2011:

		Weighted Average
	Shares	Exercise Price
December 31, 2012	7,700,060	$0.55
December 31, 2011	1,969,285	$0.78

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following table details the significant assumptions used to compute the fair market values of stock options granted or revalued during the years ended December 31:

	2012			2011
Risk free rates	0.33%	to	0.63%	n/a
Dividend yield	0%		0%	n/a
Expected volatility	111.85%	to	128.20%	n/a
Remaining term (years)	2.5 years	to	5.0 years	n/a

As of December 31, 2012 and 2011, the Company had $1,048,291 and $-0- unrecognized compensation expense related to non-vested stock-based compensation arrangements; respectively.  There were 7,730,775 options granted and 5,730,775 options vested during the year ended December 31, 2012.  There were no options granted and vested during the year ended December 31, 2011.

10.  WARRANTS OUTSTANDING

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

Warrants Modified

During 2011, the Company offered holders of its 2007 Warrants an option to consider modification of the warrant agreements. The terms of the modification offer would: (1) waive all prior registration rights penalties, (2) remove the cashless exercise feature, (3) change the exercise price from $0.40 to $0.50, (4) extend the exercise term of the warrants by two years, and (5) delete the full-ratchet provisions.  The removal of the cashless exercise feature effectively made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  In March 2012, the Company offered the holders who had signed the 2011 modification agreement two rescission options which would correct the registration rights penalty liability.  Rescission Option A reverted the warrant back to its original 2007 terms with the original expiration date of December 31, 2012. Rescission Option B corrected the cashless exercise feature but retained all other modifications as noted above.  See Note 18, Commitments and Contingencies, for further explanation of the registration rights penalty.  The deletion of the full-ratchet provision resulted in a reclassification of the derivative liability on the signed agreements to additional paid-in capital.  See Note 12, Derivative Warrant Liability, for further explanation.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In the fourth quarter of 2011, pursuant to the 2011 modification agreement, the Company changed the terms of certain 2007 Warrant agreements representing 10,546,340 shares to increase their exercise price from $0.40 to $0.50 per share and to extend the exercise term by two years. These warrants were originally issued in conjunction with equity issues in 2007. The modification resulted in warrant modification expense of $900,660 which was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before	After
Risk free rates	0.14%	0.48%
Dividend yield	0%	0%
Expected volatility	127.97%	126.38%
Remaining term (years)	1.21 years	3.21 years

During the first quarter of 2012, additional 2007 Warrant agreements representing 1,760,000 shares were modified under the terms above and resulted in warrant modification expense of $260,554, which was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before			After
Risk free rates	0.11%	to	0.14%	0.34%		0.34%
Dividend yield	0%		0%	0%		0%
Expected volatility	110.28%	to	110.68%	129.35%	to	131.00%
Remaining term (years)	0.83 years	to	0.96 years	2.83 years	to	2.95 years

During the third quarter of 2012, additional 2007 Warrants representing 200,000 shares were also modified under the terms above and resulted in a warrant modification expense of $33,980 which was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model.  The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before	After
Risk free rates	0.02%	0.81%
Dividend yield	0%	0%
Expected volatility	39.32%	112.29%
Remaining term (years)	0.21 years	2.25 years

The total warrant modification expense of $294,534 for the year ended December 31, 2012, has been reported in the Other Income (Expense) section of the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Warrants Issued

In September 2011, the Company issued warrants to investors in an offshore private placement transaction to persons who are not U.S. persons.  See Note 11 for additional details of the offering.  The Company issued warrants to purchase 5,584,487 shares of common stock at an exercise price of $0.60 per share, exercisable until September 15, 2014.  The Company also issued warrants to placement agents used in the offering to purchase 838,529 shares of common stock under the same terms as the investors’ warrants. None of the warrants issued under the private placement memorandum contained any anti-dilution protection rights.

In September 2012, the Company issued warrants to investors in a private placement transaction. See Note 11 for additional information. The Company issued warrants to investors to purchase 3,355,223 shares of common stock at an exercise price of $1.00 per share, exercisable until September 10, 2015. The Company also issued warrants to placement agents used in the offering to purchase 100,638 shares of common stock exercisable until September 10, 2017.

Warrants Exercised

In November 2011, two holders of the 2007 Warrants exercised their 1,083,335 warrants to acquire 2,166,668 shares on a cashless basis and received 790,570 shares of the Company’s common stock.

In March 2012, a holder of the 2007 Warrants exercised their 407,592 warrants to acquire 1,630,368 shares on a cashless basis and received 776,884 shares of the Company’s common stock. In May 2012, a holder of the 2007 warrants exercised their 175,300 warrants to acquire 701,200 shares on a cashless basis and received 365,617 shares of the Company’s common stock. In July 2012, a holder of the 2007 Warrants exercised their 20,833 warrants to acquire 41,668 shares on a cashless basis and received 24,133 shares of the Company’s common stock.  In December 2012, holders of the 2007 Warrants exercised their 60,000 warrants to acquire 120,000 shares on a cashless basis and received 27,173 shares of the Company’s common stock.

Warrants Expired

On December 21, 2012, the remaining 1,263,856 2007 Warrants representing 3,056,864 shares, which had not been exercised or modified, expired under the provisions of the original warrant agreement.

A summary of warrant activity and shares issuable upon exercise of the warrants during the years ended December 31, 2012 and 2011 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,223,249	19,182,350	$0.42
Shares issuable under anti-dilution adjustment on 3/1/2011	-	959,114	0.40
Warrants cancelled under modification	(5,273,166)	(10,546,340)	0.40
Warrants issued under modification	5,273,166	10,546,340	0.50
Warrants issued	6,423,016	6,423,016	0.60
Warrants exercised	(1,083,335)	(2,166,668)	0.40
Outstanding at December 31, 2011	14,562,930	24,397,812	0.52
Warrants cancelled under modification	(980,000)	(1,960,000)	0.40
Warrants issued under modification	980,000	1,960,000	0.50
Warrants issued	3,455,861	3,455,861	1.00
Warrants exercised	(663,725)	(2,493,236)	0.40
Warrant expired	(1,263,856)	(3,056,864)	0.40
Outstanding at December 31, 2012	16,091,210	22,303,573	$0.65

The outstanding warrants had an intrinsic value of $434,863 at December 31, 2012.  All of the 16,091,210 warrants outstanding at December 31, 2012 are exercisable and expire at various dates between July 2014 and September 2017.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

11.  STOCKHOLDER’S EQUITY

Share Capital

On October 18, 2012, the Company’s Board of Directors and a majority of its shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $.001 per share to 150,000,000 shares. The amendment retained the authorized 5,000,000 shares of blank-check preferred stock, par value $.001.

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

Stock issued on cashless basis:

During 2012, the Company issued 1,193,807 shares of common stock to investors and placement agencies holding 2007 Warrants who exercised their warrants on a cashless basis.  See Note 10 for additional details.

Stock issued for services:

On February 16, 2012, the Company issued 50,000 shares of common stock to consultants valued at $26,500.  On May 22, 2012, the Company issued 600,000 shares of common stock to consultants valued at $408,000.  On October 11, 2012, the Company issued 650,000 shares of common stock to consultants valued at $461,000. These shares were valued using the closing market price on the date of each grant.  These expenses have been recorded as general and administrative expense in the consolidated statements of operations.

During the year ended December 31, 2011, the Company issued 50,000 shares of common stock to consultants valued at $20,000.  The shares were valued using the closing market price on the date of the grant. This expense has been recorded as a general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

12.  DERIVATIVE WARRANT LIABILITY

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

As of December 31, 2012 and 2011, the Company had derivate warrant liabilities of $-0- and $1,949,220, respectively. The Company recognized a non-cash gain of $88,868 and a non-cash loss of $1,846,025 during the twelve months ended December 31, 2012 and 2011, respectively.

During 2011, two investors exercised 1,083,335 of the 2007 Warrants representing 2,166,668 shares on a cashless basis.  This reduced the derivative liability by $691,817 and increased additional paid-in capital by the same amount.  The fair value of the remaining 2007 Warrants was $1,949,220 at December 31, 2011.  We recognized a loss of $1,846,025 related to the change in the fair value of these warrants during the year ended December 31, 2011.

During 2012, various investors and placement agents exercised 642,892 of the 2007 Warrants representing 2,451,568 shares on a cashless basis.  This reduced the derivative liability by $1,128,828 and increased additional paid-in capital by the same amount.

In July 2012, an investor exercised 20,833 of the 2007 Warrants representing 41,668 shares on a cashless basis. The investor had previously signed the warrant modification agreement discussed in Note 10 therefore the related derivative liability associated with the warrant had already been removed.

During 2011, pursuant to the warrant modification agreement discussed in Note 10, we modified certain 2007 Warrant agreements representing 10,546,340 shares to eliminate the ratchet provision contained in the original agreements.  Since these agreements no longer had derivative features as a result of the modification, the amount of derivative warrant liabilities associated with the shares were reclassified from derivative warrant liabilities to additional paid-in capital. The amount reclassified due to this modification was $2,843,299.

During 2012, pursuant to the warrant modification agreement discussed in Note 10, we modified additional 2007 Warrant agreements representing 1,960,000 shares to eliminate the ratchet provision contained in the original agreements.  Since these agreements no longer had derivative features as a result of the modification, the amount of derivative warrant liabilities associated with the shares have been reclassified from derivative warrant liabilities to additional paid-in capital. The amount reclassified due to this modification was $731,524.

In December 2012, the remaining 1,263,856 of the 2007 Warrants representing 3,056,864 shares of common stock expired pursuant to the terms of the original agreement.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The Company used the Black-Scholes valuation model to estimate the fair value of the warrant derivative liability.  Significant assumptions used at December 31, 2011 were as follows:

	2012		2011
Market value of stock on reporting date (1)	$	n/a	$0.53
Risk-free interest rate (2)		n/a	0.11%
Dividend yield (3)		n/a	0.00%
Volatility factor		n/a	110.68%
Expected life (4)		n/a	0.96 years

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

The income tax benefit (expense) consists of the following:

	2012	2011
Deferred income tax expense:
U.S. Federal	$-	$-
Current income tax expense:
State and local	3,515	-
Income tax expense	$3,515	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$6,284,933	$3,790,667
Deferred interest expense	916,497	701,509
Liquidated damages payable	11,648	70,634
Accretion expense	48,880	39,914
Contributions carry forward	765	663
Accrued salaries	645,451	484,040
Stock based compensation	659,488	-
Valuation allowance	(2,962,046)	(1,006,313)
Total deferred tax assets	5,605,616	4,081,114

Deferred tax liabilities:
Oil and gas properties	(5,463,819)	(3,940,377)
Fixed assets and organization costs	(141,797)	(140,737)
Total deferred tax liabilities	(5,605,616)	(4,081,114)

Net deferred tax liability	$-	$-

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management believes it is more likely than not that the full amount of the net operating loss carry forwards will not be realized or settled, and accordingly, a valuation allowance has been recorded.  The Company’s net operating loss carry forwards approximate $18,500,000 and will expire in various years commencing in 2023.

A reconciliation of the differences between the Company’s applicable statutory tax rate and its effective income tax rate for the years ended December 31, 2012 and 2011 follows:

	2012	2011
Rate	35%	35%
Tax at statutory rate	$(2,217,919)	$(1,873,903)
State taxes	3,515	53,540
Permanent and other	262,186	2,103,066
Change in valuation allowance	1,955,733	(557,516)
Income tax expense (benefit)	$3,515	$(274,813)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.  The Company’s margin tax expense is derived by multiplying its taxable margin by 1%.  The taxable margin can be derived, at the Company’s discretion, in any one of three ways.  The Company can choose gross receipts less its cost of goods sold, gross receipts less its salary and wages, or 70% of its gross receipts. The Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.   No material margin tax accrual was necessary at December 31, 2012 or 2011.

The Company files tax returns in the U.S. federal jurisdiction, and the state of Texas jurisdiction.    The Company is currently subject to a three year statute of limitations by major tax jurisdictions.  The Company follows the provisions of uncertain tax provisions as addressed in FASB ASC 740-10.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company had no tax positions at December 31, 2012 or December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  At December 31, 2012, the Company’s tax returns relating to fiscal years ended December 31, 2009 through December 31, 2011 remain open to possible examination by the tax authorities.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.

14.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  59 Disposal operated a saltwater disposal facility which disposed of saltwater and flow-back waste into subsurface storage  and  also  sold the  skim  oil  it  separated from  the  saltwater.  The assets of this company were sold effective July 1, 2011 and we have reported it as a discontinued operation (see Note 16 – Discontinued Operations).  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Business segment revenue:
Oil and gas sales	$1,359,525	$838,596
Condensate and skim oil	42,643	53,887
Transportation and gathering	144,693	295,799
Total revenues	$1,546,861	$1,188,282

Business segment profit (loss):
Oil and gas sales	$358,119	$186,911
Condensate and skim oil	42,643	53,887
Transportation and gathering	(58,632)	(10,461)
General corporate	(6,196,340)	(2,175,283)
Loss from operations	$(5,854,210)	$(1,944,946)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

	Year Ended December 31,
	2012	2011
Depletion and depreciation:
Oil and gas sales	$353,657	$208,097
Transportation and gathering	54,749	49,149
General corporate	19,295	19,824
Total depletion and depreciation	$427,701	$277,070

Capital expenditures:
Oil and gas sales	$7,864,643	$2,075,956
Transportation and gathering	244,937	-
General corporate	8,187	30,053
Total capital expenditures	$8,117,767	$2,106,009

	December 31,
	2012	2011
Business segment assets:
Oil and gas sales	$30,101,703	$28,362,163
Transportation and gathering	770,822	617,129
General corporate	2,806,463	841,703
Total assets	$33,678,988	$29,820,995

15.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31	2012	2011
Lease bonus paid to an entity controlled by officers	$-	$890
Rent paid to an entity controlled by other entities which are owned by PERC officers (c)	57,000	70,371
Interest expense to an entity controlled by officers	632,316	632,316
Receivables due from entities that are owned by officers and/or other entities that are controlled by officers	13,002	25,751
JIB receivables due from an entity controlled by an officer or director	1,388,969	183,079
Payables due to officers or to entities controlled by officers (a) (b)	2,447,387	1,918,719
Interest payable on notes owed to an entity controlled by officers	1,659,336	1,027,020
Notes payable owed to an entity controlled by officers	8,160,646	8,160,646
Revenue distribution payable due to an entity controlled by a director	44,621	9,807
Restricted cash owed for drilling that is due from an entity controlled by a director	-	(28,618)
Unearned promote from an entity controlled by a director	-	121,379
Promote received from an entity controlled by a director	100,152	339,342
Management consulting fees paid to an officer prior to employment	116,719	-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(a)	Includes $1,898,386 and $1,423,647 of accrued salaries payable at December 31, 2012 and 2011, respectively. Also includes $240,000 of advances from officers at December 31, 2012 and 2011.
(b)	Includes $112,502 and $101,506 owed to an entity controlled by an officer for a 20% undivided interest in pipeline and disposal well operations as of December 31, 2012 and 2011, respectively.
(c)
The Company leases certain office and yard space under non-cancelable operating leases with related parties that expired on January 1, 2012.  These leases have not been renewed and are being leased on a month to month basis.

16.  DISCONTINUED OPERATIONS

The Company’s wholly-owned subsidiary, 59 Disposal Inc., operated a saltwater disposal facility which disposed of saltwater and flow-back waste into subsurface storage.  The disposal activities had diminished during 2010 and in January 2011, the Company offered for sale certain assets of the subsidiary. A letter of intent signed on March 1, 2011 was closed effective July 1, 2011 at a gross sale price of $1.3 million of which the Company’s portion is $1.04 million.

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

As a result of the discontinued operations accounting treatment, the Consolidated Statements of Operations reflects 59 Disposal as a discontinued operation for all periods presented. Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $-0- and $182,753, respectively, for the years ended December 31, 2012 and 2011.

	Year Ended
	December 31,	December 31,
	2012	2011

Income from discontinued operations	$-	$48,528
Gain from sale of discontinued operations	-	736,653
Income tax expense – discontinued operations	-	(274,813)
Income from discounted operations, net of tax	$-	$510,368

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

17.   RISK CONCENTRATIONS

We maintain our deposits in one financial institution, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).   The Company also maintains a sweep investment account which covers all of our bank accounts in order to reduce fees and earn maximum interest.  The balance in the sweep investment account is invested daily in federal obligations that are not covered by FDIC insurance.  The balance available for investment in the sweep account was approximately $1.6 million at December 31, 2012 and $6.8 million at December 31, 2011.  The Company has not experienced any losses with respect to uninsured balances.  Through December 31, 2012, all balances in U.S. non-interest bearing accounts were fully insured.

Two customers accounted for approximately 67% and 27%, respectively, of the Company’s total sales for the year ended December 31, 2012.  Two customers accounted for approximately 60% and 32% of the Company’s total sales for the year ended December 31, 2011.  Revenues were reported from these customers in the oil and gas, condensate and skim oil, and transportation and gathering segments.

Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $621,000 and $424,000 in 2012 and 2011, respectively.

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

Employment Contracts

In May 2007, the Company entered into employee agreements with its President/Chief Executive Officer and its Executive Vice President for three year terms through May 2012. The contracts provided for an automatic renewal for successive one-year terms unless either party shall, three months prior to last day of employment period, provide written notice that employment period will not be extended.  Under the terms of these agreements, the minimum annual compensation for each officer is $250,000 for the President/CEO and $225,000 for the Executive Vice President.  On October 5, 2012, the Company entered into an employee agreement with its Chief Financial Officer for a three year term with annual compensation of $200,000.

Leases

The Company leased certain office space under a non-cancelable operating lease that expired in 2010.  The lease was not renewed and the office space is now being leased on a month-to-month basis.   In January 2012 the rent was reduced to $1,300 per month.  Lease expense was approximately $15,600 and $26,000 for the years ended December 31, 2012 and 2011, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Pursuant to the 2011 warrant modification agreement discussed in Note 10, the Company modified certain 2007 Warrant Agreements representing 12,506,340 shares to waive all prior registration rights and remove the cashless exercise feature.  The removal of the cashless exercise made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  The removal of the original penalty on the modified warrants and the addition of the penalty incurred due to the modification agreement were recorded in 2011 and did not result in a material change to the registration rights penalty payable at December 31, 2011. In March 2012, the Company offered two rescission options to the holders who had signed the 2011 modification agreement.  Under Option A the warrant reverted back to the original 2007 terms which would add back the original penalty.  Under Option B the effectiveness date for the registration rights penalty was changed by setting a filing deadline.  As of December 31, 2012, Option A rescission agreements representing 40,000 shares had been received which reverted the warrant to the original 2007 terms.  Also, as of December 31, 2012, Option B rescission agreements representing 12,466,340 shares had been received which continued the waiver of the original penalty and changed the effectiveness date of the modification.

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

At December 31, 2012, management reevaluated the status of the registration statement and determined an accrual of $34,260 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $34,260 and $207,746 in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively.   The difference of $173,486 was recorded as income in the Other Income (Expense) section of the consolidated statement of operations.

19. SUBSEQUENT EVENTS

On March 13, 2013, an investor exercised 100,000 warrants of their 1,000,000 modified 2007 Warrants, on a cashless basis, and received 95,299 shares of the Company’s common stock.

On March 19, 2013, an investor exercised 300,000 warrants of their remaining 900,000 modified 2007 Warrants, on a cashless basis, and received 149,760 shares of the Company’s common stock.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic No. 932, Extractive Activities—Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	2012	2011
Unproved oil and gas properties	$13,090,037	$10,351,292
Proved oil and gas properties (including asset retirement costs)	17,684,565	12,421,439
Less accumulated depreciation, depletion, amortization, and valuation allowance	(1,565,559)	(1,219,027)
Net capitalized costs	$29,209,043	$21,553,704

Capitalized costs include leasehold costs, lease and well equipment, capitalized intangible drilling costs, and capitalized intangible completion costs.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2012 and 2011, as follows:

	2012	2011
Acquisition of proved properties	$3,612	$4,015
Acquisition of unproved properties	2,612,309	1,344,156
Development costs	5,248,721	727,785

Results of Operations for Producing Activities

The following table presents the consolidated results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2012 and 2011:

	2012	2011
Revenues	$1,359,525	$838,596
Production costs	(647,749)	(443,588)
Depletion, depreciation, and valuation provisions	(346,533)	(200,926)
Exploration costs	-	-
Income before income tax expense	365,243	194,082
Income tax expense	(127,835)	(67,929)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$237,408	$126,153

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.    The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  The petroleum engineer that determined our reserves also planned and supervised the drilling of wells that we drilled in the East Texas project.  His 2012 and 2011 compensation, from the Company, for the planning and supervision of drilling wells was $994,993 and $228,432, respectively.  The petroleum engineer’s compensation for reserve estimation for that same time period was $23,992 and $20,562, respectively.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at January 1, 2010	1,008,899	26,310,155
Extensions and discoveries	-	-
Production	(4,346)	(61,678)
Revisions of previous estimates	(546,267)	(12,434,037)
Balance at December 31, 2010	458,286	13,814,440
Extensions and discoveries	722	859
Production	(4,063)	(117,461)
Revisions of previous estimates	(6,791)	1,168,176
Balance at December 31, 2011	448,154	14,866,014
Purchase of minerals in place	539	-
Extensions and discoveries	75,953	114,060
Production	(11,516)	(109,277)
Revisions of previous estimates	215,524	(635,919)
Balance at December 31, 2012	728,654	14,234,878

Proved developed reserves:
December 31, 2010
Beginning of year	45,656	772,470
End of year	52,866	799,696
December 31, 2011
Beginning of year	52,866	799,696
End of year	52,085	764,010
December 31, 2012
Beginning of year	52,085	764,010
End of year	130,584	759,307

Proved Undeveloped reserves:
December 31, 2010
Beginning of year	963,243	25,537,685
End of year	405,420	13,014,744
December 31, 2011
Beginning of year	405,420	13,014,744
End of year	396,069	14,102,004
December 31, 2012
Beginning of year	396,069	14,102,004
End of year	598,069	13,475,572

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Future cash inflows were computed by applying existing contract and 12-month average prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2012 and 2011, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2012	2011
Future cash inflows	$108,771,742	$95,089,891
Future production costs	(30,733,575)	(24,780,291)
Future development costs	(20,019,150)	(13,235,000)
Future income tax expenses	(17,390,340)	(15,895,141)
Future net cash flows	40,628,677	41,179,459
10% annual discount for estimated timing of cash flows	(17,823,432)	(17,415,953)
Standardized measure of discounted future net cash flows	$22,805,245	$23,763,506

	2012	2011
Beginning of year	$23,763,506	$15,769,494
Sales of oil and gas, net of production costs	(711,776)	(395,008)
Extensions, discoveries, and improved recoveries, less related costs	1,154,555	9,242
Accretion of discount	3,079,556	2,056,436
Net change in sales and transfer prices, net of production costs	1,993,665	2,566,835
Actual development costs incurred	5,248,721	727,785
Changes in estimated future development costs	10,995,864	2,506,962
Net change in income taxes	(1,084,726)	(2,232,589)
Changes in production rates (timing and other)	(22,712,742)	835,879
Purchases and sales of mineral interests	6,553	-
Revisions of previous quantities	1,072,069	1,918,470
End of year	$22,805,245	$23,763,506

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

a)
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

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 for the reason discussed above.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 22, 2013 are set forth below:

Names:	Ages	Titles:	Position Held Since	Director Since
Michael H. Neufeld	63	President, Chief Executive Officer, and Director	November 22, 2006	November 22, 2006
Jonathan Waldron	44	Chief Financial Officer	October 5, 2012	n/a
William L. Sudderth	71	Executive Vice President, Land	November 22, 2006	n/a
Oliver Waldron	69	Director	August 3, 2011	August 3, 2011
Alan Gelfand	53	Director	November 22, 2006	November 22, 2006
David J. Moss	42	Director	November 22, 2006	November 22, 2006

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Michael H. Neufeld - President, Chief Executive Officer, and Director

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

Jonathan Waldron – Chief Financial Officer

         Mr. Waldron has been our Chief Financial Officer since October 5, 2012. He began his career at BP in 1989 and over a period of five years held roles in BP’s petroleum refining & oil trading businesses in London and New York. Following business school, Mr. Waldron joined Mercer Management Consulting London (now Oliver Wyman) in 1996 where he worked as a strategy consultant for international clients in the telecommunication and transportation industries. In 1998, he joined DIAGEO where he held senior roles in strategic planning and international marketing over a period of eight years. In March 2007 Mr. Waldron joined First Europa, an online insurance start-up as Sales & Marketing Director. Following the sale of First Europa in April 2008, Mr. Waldron worked as a management consultant with clients in the Aviation, Financial Services and Oil & Gas businesses before joining Pegasi in 2012. He holds a B.A. in Natural Sciences (Geology) from the University of Oxford, UK and a M.B.A. from INSEAD business school, Fontainebleau, France.

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

Oliver Waldron - Director

Oliver Waldron has been a director since August 2011. Mr. Waldron began his career at Anglo American Corporation of South Africa in 1968 where he undertook a wide range of project studies as team leader on natural resource development opportunities, developed new business in North and South America and managed both mining and oil and gas development projects in Canada, US and Mexico. In 1972, Mr. Waldron joined Tara Exploration and Development Co Ltd as Managing Director. In 1976, he worked as Management Consultant and Private Investor in natural resource projects.  In 1978, he worked as Chairman and Founder of Dragon Oil PLC where he brought the company listed on the London Stock Exchange in 1992.  In 1998, he joined Celtic Resources PLC as co-founder.  In 2000, he formed Hibernian Oil Company Limited.  From 2001 to 2008, he worked as Management Consultant in oil and gas projects in the Caspian Region assisting with technical, commercial, financial evaluations of new projects.  In 2009, Mr. Waldron joined Caspian Oil Resources Limited in Gibraltar as Chairman. He has a Doctor of Philosophy degree in Nuclear Physic from University of Oxford.  Mr. Waldron was selected to serve as a director due to his vast experience with oil and gas companies and his extensive entrepreneurial background.

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

Family Relationships

Oliver Waldron is the father of Jonathan Waldron.

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

Section 16(a) Beneficial Owner Reporting Compliance

During the year ended December 31, 2012, we were governed under Section 15(d) of the Exchange Act.  As a result, we were not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all directors, officers and employees.  A copy of the Code is incorporated by reference as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2012 and 2011. In accordance with the rules of the SEC, this table omits columns that are not relevant.

Name and Principal Position	Year	Salary ($)	Stock Awards (5) ($)	All Other Compensation ($)	Total ($)
Michael Neufeld (1)	2012	250,000	754,628	-	1,004,628
Chief Executive Officer	2011	250,000	-	-	250,000

Bill L. Sudderth (2)	2012	225,000	754,628	-	979,628
Executive Vice President	2011	225,000	-	-	225,000

Jonathan Waldron (3)	2012	50,000	631,859	116,719	798,578
Chief Financial Officer

Richard A. Lindermanis (4)	2011	210,000	-	-	210,000
Senior Vice-President and Chief Financial Officer

1.
Mr. Neufeld’s salary consists of $250,000 accrued during 2012 and $250,000 accrued during 2011. On January 5, 2012, we granted him options to purchase 21,241 shares of our common stock at a price of $0.50 per share and 181,818 shares of our common stock at a price of $0.55 per share, exercisable until January 5, 2017. On April 30, 2012, we granted him options to purchase 1,500,000 shares of our common stock at a price of $0.55 per share, exercisable until April 30, 2017. These options were fully vested on the grant date.

2.
Mr. Sudderth’s salary consists of $225,000 accrued during 2012 and $225,000 accrued during 2011. On January 5, 2012, we granted him options to purchase 21,240 shares of our common stock at a price of $0.50 per share and 181,818 shares of our common stock at a price of $0.55 per share, exercisable until January 5, 2017. On April 30, 2012, we granted him options to purchase 1,500,000 shares of our common stock at a price of $0.55 per share, exercisable until April 30, 2017. These options were fully vested on the grant date.

3.
Mr. Waldron began serving as the Chief Financial Officer on October 5, 2012 and his salary consists of $16,667 paid and $33,333 accrued during 2012.  Prior to his employment he was paid consulting fees of $116,719 in 2012. On January 5, 2012, we granted him options to purchase 312,000 shares of our common stock at a price of $0.50 per share, exercisable until January 5, 2017.  During 2012, as part of his employment agreement, we granted him options to purchase 3,000,000 shares of our common stock at a price of $0.66 per share, exercisable until October 5, 2022.  These options vest in tranches of 1,000,000 shares over a two year period beginning on the grant date.

4.	Mr. Lindermanis served as Senior Vice-President and Chief Financial Officer until his death in late January 2012. His salary consisted of $161,875 paid and $48,125 accrued during 2011.
5.
For details regarding the assumptions made in the valuation of stock awards, please see ”Note 9 –Stock Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

The material terms of each Executive Officer’s services agreement or arrangement is as follows:

Michael Neufeld and Bill Sudderth entered into substantially similar employment agreements with us commencing May 1, 2007. They had an initial term of three year and automatically renew for a one-year term and will continue to automatically renew for successive one year terms unless, at least 90 days before the last day of the employment period, a written notice is given stating that the employment period will not be extended.  Mr. Neufeld will be paid an annual salary of $250,000 and Mr. Sudderth will be paid $225,000.  On October 5, 2012, Jonathan Waldron entered into a three year employment agreement with us for an annual salary of $200,000. Each person may be entitled to a bonus at the discretion of the Board of Directors.  Each person may be terminated for cause, which under the terms of the agreements is defined as:

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

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2012 for each of our executive officers.

Outstanding Equity Awards at Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Original Option Exercise Price ($)	Aggregate Market Value of Unvested stock ($)	Option Expiration Date
Michael Neufeld, CEO	238,095	-	-	0.42	-	December 24, 2015
	21,241	-	-	0.50	-	January 5, 2017
	181,818	-	-	0.55	-	January 5, 2017
	1,500,000	-	-	0.55	-	April 30, 2017
Bill L. Sudderth, Executive Vice President	238,095	-	-	0.42	-	December 24, 2015
	21,240	-	-	0.50	-	January 5, 2017
	181,818	-	-	0.55	-	January 5, 2017
	1,500,000	-	-	0.55	-	April 30, 2017
Jonathan Waldron, CFO	312,000	-	-	0.50	-	January 5, 2017
	1,000,000	2,000,000	-	0.66	1,048,291	October 5, 2022

Director Compensation

We do not have a standard director compensation arrangement.  Compensation is negotiated with each director on a case by case basis.  The following table provides information regarding compensation during the year ended December 31, 2012 earned by directors who are not executive officers.

Name	Fees earned or paid in cash ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Alan Gelfand (1)	-	130,009	-	-	-	130,009
David Moss (2)	-	157,628	-	-	-	157,628
Oliver Waldron (3)	-	77,678	-	-	-	77,678

(1)
On January 5, 2012, Alan Gelfand was granted options to purchase 100,000 shares of common stock at a stock price of $0.50 per share, exercisable until January 5, 2017. In addition certain of his options were modified extending their term to December 31, 2014 and decreasing the exercise price to $0.65.

(2)
On January 5, 2012, David Moss was granted options to purchase 180,000 shares of common stock at a stock price of $0.50 per share, exercisable until January 5, 2017. In addition certain of his options were modified extending their term to December 31, 2014 and decreasing the exercise price to $0.65.

(3)	On January 5, 2012, Oliver Waldron was granted options to purchase 225,000 shares of common stock at a stock price of $0.50 per share, exercisable until January 5, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 22, 2013.

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF CLASS (3)

Michael H. Neufeld (4)	Common Stock	25,268,039	(5)	34.02%

William L. Sudderth (4)	Common Stock	25,118,038	(6)	33.87%

Jonathan Waldron	Common Stock	1,312,000	(7)	2.04%

Oliver Waldron	Common Stock	225,000	(7)	*

Alan Gelfand	Common Stock	625,000	(8)	*

David J. Moss	Common Stock	855,000	(9)	1.35%

All Officers and Directors	Common Stock	35,344,942	(10)	44.81%
As a Group (6 persons)

Teton Ltd. (4)	Common Stock	13,858,135	(11)	19.19%

Centrum Bank AG (12)	Common Stock	5,830,000	(13)	8.86%

Ballindine Limited (14)	Common Stock	5,442,000	(15)	8.42%

MSFG Investments Inc. (16)	Common Stock	4,444,445		7.07%

TR Energy, Inc. (17)	Common Stock	4,200,000		6.68%

* Less than 1%.

(1) The address is c/o Pegasi Energy Resources Corporation, 218 N. Broadway, Suite 204, Tyler, Texas 75702.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 22, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 62,847,436 shares issued and outstanding on March 22, 2103.

(4) Messrs. Neufeld and Sudderth are co-owners, executive officers and directors of Teton Ltd.

(5) Includes 100,000 shares of common stock underlying warrants and 1,941,154 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 210,000 shares of common stock underlying warrants held by Teton Ltd. and 9,168,135 shares of common stock issuable upon conversion of debt held by Teton Ltd.  Mr. Neufeld disclaims 50% of the shares held by Teton Ltd., which corresponds to his 50% ownership interest in the entity.

(6) Includes 1,941,153 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 210,000 shares of common stock underlying warrants held by Teton Ltd. and 9,168,135 shares of common stock issuable upon conversion of debt held by Teton Ltd.  Mr. Sudderth disclaims 50% of the shares held by Teton Ltd., which corresponds to his 50% ownership interest in the entity.

(7) Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(8) Includes 475,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(9) Includes 100,000 shares of common stock issuable upon conversion of warrants and 555,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(10) Includes 200,000 shares of common stock issuable upon conversion of warrants and 6,449,307 shares of common stock underlying options that are currently exercisable or exercisable within 60 days. Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 210,000 shares of common stock underlying warrants held by Teton Ltd. and 9,168,135 shares of common stock issuable upon conversion of debt held by Teton Ltd.

(11) Includes 210,000 shares of Common Stock underlying warrants and 9,168,135 shares of Common Stock issuable upon conversion of debt held by Teton Ltd. As of March 22, 2013, Teton Ltd. had $5,792,957 of outstanding principal and $1,301,868 of accrued interest that is convertible into shares of Common Stock at a conversion price of $1.20 per share, $1,194,689 of outstanding principal and $268,464 of accrued interest that is convertible into shares of Common Stock at a conversion price of $1.60 per share and $1,173,000 of outstanding principal and $231,786 of accrued interest that is convertible into shares of Common Stock at a conversion price of $0.60 per share.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Effective January 1, 2007, PERC, entered into a five-year lease agreement with Marion Swamp Fox L.P. providing for (i) the lease to PERC of 34 acres of storage facilities and (ii) use of office space.  On July 1, 2008 the lease for office space was amended to include additional office space and the lease payments were increased from $750 per month to $4,500 per month for the remaining term.  The 34 acre storage facility has lease payments of $1,500 per month plus $0.05 per barrel of water injected into the facility.  This lease expired January 1, 2012 and is now on a month to month basis. The total lease payments over the entire term of the lease equal $292,500.  Marion Swamp Fox LP is owned by Messrs. Neufeld, Sudderth.

POI, PERC, TR Rodessa, and 59 Disposal, had each executed a promissory note dated May 21, 2007, payable to Teton, an entity owned by Messrs. Neufeld and Sudderth, each an executive officer of the Company, in the original principal amount of $5,579,847.  The note evidences the combined total of prior working capital loans Teton made to PERC and its subsidiaries over the previous two years.  The note accrued interest at eight percent (8%) per annum. Additional funds totaling $1,095,000 were added to the note during 2009.  On June 1, 2010 a Promissory (Teton Renewable Note) note was executed to renew and extend the original promissory note dated May 21, 2007.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  Accrued interest and principal is due on the notes maturity date of June 1, 2015.  Under the terms of a memorandum of understanding dated May 21, 2007, between the Company and Teton, Teton has the right to convert that original amount into shares of common stock at any time after May 21, 2008 at $1.20 per share.  An amendment to the promissory note was executed on March 3, 2009 that gave Teton the right to convert the additional funds into shares of common stock at $1.60 per share. Upon the closing of 59 Disposal in 2012 its share of the note payable was transferred to PERC. The largest aggregate amount of principal outstanding during 2012 was $6,987,646 (See Note 7).  Interest expense on the note during 2012 was $559,008.

On October 14, 2009, PERC executed a promissory note payable to Teton that would allow the Company to receive up to $1,000,000.  On March 2, 2010 an amendment to the promissory note was executed that provided additional funds available of $1.5 million.  The note was amended on April 2, 2011, granting Teton the right to convert the outstanding balance on the note including accrued interest into shares of common stock at a fixed conversion price of $0.60 per share.  As of December 31, 2012, PERC had received $1,173,000 related to this note.  The accrued interest and outstanding principal are due on the maturity date of June 1, 2015.  Interest expense on this note during 2012 was $73,308.

In addition, at December 31, 2012 and 2011, we owed TR Energy an amount of $112,502 and $101,506, respectively, in connection with our purchase of a 20% undivided interest in their pipelines and disposal well.  TR Energy is owned by Messrs. Neufeld and Sudderth.

In July 2010, PERC entered into a participation agreement with Energi Drilling 2010A LP (“ED LP”) to raise funds for the drilling of various wells.  David Moss, a director of Pegasi, is a managing member and majority owner of Energi Management LLC (“EM”) and EM is the general partner of Energi Drilling 2010A LP.  ED LP is a hedge fund that was established for the sole purpose of investing in oil and gas properties with PERC.  Through the participation agreement ED LP agreed to pay up to $2.3 million for a 15% interest in the Norbord #1 well and up to a 40% working interest in both the Swamp Fox#1 and Swamp Fox #2 wells.  ED LP’s fee was to cover their share of the drilling and completion costs plus a promote. The total promote included in the agreement is $780,000.  PERC will bear the cost of any variance in the actual costs from budget.  ED LP will be liable for its share of production costs in proportion to its working interest in each well.  PERC received $1.3 million form ED LP during 2010 for the drilling of the Norbord #1 and Swamp Fox #1 wells and an additional $532,000 in 2011.  PERC’s final promote earned on these wells was $439,494.

In November 2011, PERC amended the participation agreement with ED LP to include the Haggard B well.  PERC received $290,340 for a 15% working interest through completion on this well.  In February 2012, amended the participation agreement with ED LP to include the Morse well.  PERC received $195,397 for a 2.5% working interest on this well.  In October 2012, ED LP signed an agreement with PERC holding ED LP responsible for their liability for all costs in relation to the abandonment of the Swamp Fox wells and giving them a $40,000 credit on their drilling expenses for the Morse well.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2012 and 2011, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were approximately $86,000 and $106,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2012 and 2011 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us during fiscal years ended December 31, 2012 and 2011 for tax related services.

All Other Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2012 and 2011 for other services.  During the years ended December 31, 2012 and 2011, there were no amounts billed for other services.

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

3.05
Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on October 16, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2012 and incorporated herein by reference.

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

10.07	2010 Incentive Stock Option Plan, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010 and incorporated herein by reference.

10.08
Form of Renewal Promissory Note, issued to Teton, Ltd. on May 21, 2007, filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.09
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

10.18
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

10.20
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

10.22
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

10.26
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

10.30
Form of Purchase Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated September 10, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.31
Form of Registration Rights Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated September 10, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.32
Form of Warrant, issued September 10, 2012 by Pegasi Energy Resources Corporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.33
Form of Lock-Up Agreement, by and between Pegasi Energy Resources Corporation and its officers and directors, dated September 10, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.34
Employment Agreement, by and between Pegasi Energy Resources Corporation and Jonathan Waldron, dated October 5, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012 and incorporated herein by reference.

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
___________

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

PEGASI ENERGY RESOURCES CORPORATION

Date: March 27, 2013	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: March 27, 2013	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD	Chief Executive Officer and Director	March 27, 2013
Michael Neufeld

/s/ JONATHAN WALDRON	Chief Financial Officer	March 27, 2013
Jonathan Waldron

/s/ ALAN GELFAND	Director	March 27, 2013
Alan Gelfand

/s/ DAVID J. MOSS	Director	March 27, 2013
David J. Moss

/s/ OLIVER WALDRON	Director	March 27, 2013
Oliver Waldron