Form 10-Q
period 2013-03-31
Pegasi Energy Resources Corporation.
filed 2013-05-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

There were 63,620,575 shares of the registrant's common stock outstanding as of May 9, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,287,435	$1,421,198
Accounts receivable, trade	297,996	404,120
Accounts receivable, related parties	13,084	13,002
Joint interest billing receivable, related parties, net	1,092,532	1,388,969
Joint interest billing receivable, net	161,148	275,423
Other current assets	41,856	58,678
Total current assets	2,894,051	3,561,390

Property and equipment:
Equipment	66,855	66,855
Pipelines	934,352	934,419
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	136,283	136,283
Website	15,000	15,000
Total property and equipment	1,215,686	1,215,753
Less accumulated depreciation	(471,032)	(449,931)
Property and equipment, net	744,654	765,822

Oil and gas properties:
Oil and gas properties, proved	17,636,147	17,193,227
Oil and gas properties, unproved	13,468,158	13,090,037
Capitalized asset retirement obligations	491,338	491,338
Total oil and gas properties	31,595,643	30,774,602
Less accumulated depletion and depreciation	(1,647,918)	(1,565,559)
Oil and gas properties, net	29,947,725	29,209,043

Other assets:
Restricted cash – drilling program	60,276	29,435
Certificates of deposit	78,479	78,450
Easements	34,848	34,848
Total other assets	173,603	142,733

Total assets	$33,760,033	$33,678,988

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2013	2012
Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities:
Cash overdraft	$229,354	$17,795
Accounts payable	1,908,766	1,515,153
Accounts payable, related parties	2,566,981	2,447,387
Revenue payable	642,051	691,202
Interest payable, related parties	1,817,415	1,659,336
Liquidated damages payable	35,809	34,260
Other payables	30,452	30,094
Current portion of notes payable and capital leases	8,248	8,111
Total current liabilities	7,239,076	6,403,338

Drilling prepayments	60,276	29,435
Notes payable and capital leases	15,778	17,893
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	637,155	628,668
Total liabilities	16,112,931	15,239,980

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 62,847,436 and 62,602,377 shares issued and outstanding	62,848	62,603
Additional paid-in capital	43,038,243	42,776,416
Accumulated deficit	(25,453,989)	(24,400,011)
Total stockholders' equity	17,647,102	18,439,008

Total liabilities and stockholders' equity	$33,760,033	$33,678,988

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months
	Ended March 31,
	2013	2012
Revenues:
Oil and gas	$321,287	$168,008
Condensate and skim oil	21,205	12,470
Transportation and gathering	38,524	39,319
Total revenues	381,016	219,797

Operating expenses:
Lease operating expense	175,563	82,233
Pipeline operating expenses	43,123	39,589
Depletion and depreciation	103,460	67,418
General and administrative	953,718	1,415,571
Total operating expenses	1,275,864	1,604,811
Loss from operations	(894,848)	(1,385,014)

Other income (expense):
Interest income	29	68
Interest expense	(160,109)	(158,638)
Changes in fair value of warrant derivative liability	-	(803,550)
Warrant modification expense	-	(260,554)
Other income (expense), net	950	(136,383)
Total other expense, net	(159,130)	(1,359,057)

Loss from operations before income tax benefit	(1,053,978)	(2,744,071)

Income tax benefit	-	-

Net loss	$(1,053,978)	$(2,744,071)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.02)	$(0.05)

Weighted average shares outstanding – basic and diluted	62,633,841	50,332,230

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March, 31
	2013	2012
Operating Activities
Net loss	$(1,053,978)	$(2,744,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	103,460	67,418
Accretion of discount on asset retirement obligations	8,487	5,070
Stock based compensation	262,072	604,112
Common stock issued for consulting services	-	26,500
Gain on sale of equipment	-	(276)
Change in fair value of warrant derivative liability	-	803,550
Warrant modification expense	-	260,554
Changes in operating assets and liabilities:
Accounts receivable, trade	106,124	61,571
Account receivable, related parties, net	(82)	-
Joint interest billing receivable, related parties, net	296,437	(247,113)
Joint interest billing receivable, net	114,575	(29,510)
Other current assets	16,822	(44,977)
Accounts payable	186,469	(230,991)
Accounts payable, related parties	119,594	126,486
Revenue payable	(49,151)	(30,500)
Interest payable, related parties	158,079	158,079
Liquidated damages payable	1,549	137,010
Other payables	358	(13,258)
Net cash provided by (used in) operating activities	270,815	(1,090,346)

Investing Activities
Additions to certificates of deposit	(29)	(67)
Drilling escrow	-	(28,293)
Purchases of property and equipment	(233)	-
Purchase of oil and gas properties	(613,897)	(3,172,619)
Net cash used in investing activities	(614,159)	(3,200,979)

Financing Activities
Payments on notes payable and capital leases	(1,978)	(1,939)
Cash overdraft	211,559	246,884
Deferred financing costs	-	(15,550)
Proceeds from sale of common stock, net of offering costs	-	1,986,945
Net cash provided by financing activities	209,581	2,216,340

Net decrease in cash and cash equivalents	(133,763)	(2,074,985)
Cash and cash equivalents at beginning period	1,421,198	6,749,368
Cash and cash equivalents at end of period	$1,287,435	$4,674,383

See Note 5 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

1.     NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC” or the “Company”) an independent energy company engaged in the exploration for, and production of, crude oil and natural gas.  The Company’s focus is on the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  The Company’s business strategy in what it has designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. The Company believes that it is uniquely familiar with the history and geology of the Cornerstone Project area based on its collective experience in the region as well as through its development and ownership of a large proprietary database, which details the drilling history of the Cornerstone Project area since 1980.  In 2012, the Company drilled the Morse #1-H well targeting the Bossier formation and completed it using hydraulic fracture stimulation techniques.  The Morse #1-H is the first such horizontal well completed in the Rodessa field and the Company believes that implementing the latest proven drilling and completion techniques to exploit its geological insight in the Cornerstone Project area will enable it to find significant oil and gas reserves.

PERC conducts its main exploration and production operations through its wholly-owned subsidiary, Pegasi Operating, Inc. ("POI").  It conducts additional operations through another wholly-owned subsidiary, TR Rodessa, Inc. ("TR Rodessa").

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which is currently being used by PERC to transport its hydrocarbons to market.  Excess capacity on this system is used to transport third-party hydrocarbons.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2012, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 27, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2012 annual consolidated financial statements, have been omitted.

b)  Principles of Consolidation

The consolidated financial statements include the accounts of PERC and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.  In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures.  Actual results may differ from these estimates.

 c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the quarters ended March 31, 2013 and March 31, 2012, the Company recognized $262,072 and $604,112, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months ended March 31, 2013 and 2012 the Company had potentially dilutive shares of 40,685,514 and 35,081,273, respectively that were excluded from the earnings per share calculation because their impact would be antidilutive. For the three months ended March 31, 2013 and 2012, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

e)  New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligations Is Fixed at the Reporting Date”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments provide guidance for joint and several liability arrangements for amounts fixed at the reporting date. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s financial position or results of operations.

f) Notes Payable, Related Parties

Notes payable, related parties totaling $8,160,646 consisted of the “Teton Renewal Note” in the amount of $6,987,646 dated June 23, 2011 including interest at 8%, with all principal due on the maturity date of June 1, 2015, secured by a stock pledge and security agreement and the “Teton Promissory” note in the amount of $1,173,000 dated October 14, 2009, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015, unsecured. There have been no changes in the note terms since December 31, 2012.

g)  Reclassifications

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$637,155	$637,155

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$628,668	$628,668

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the three months ended March 31, 2013 and 2012:

	2013	2012
Beginning Balance - January 1,	$628,668	$343,687
Accretion expense	8,487	5,070
Balance at March 31,	$637,155	$348,757

In accordance with the reporting requirements of FASB ASC Topic No. 825, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

4.     RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of March 31, 2013 and December 31, 2012, the balance of the certificates of deposit totaled $78,479 and $78,450 respectively.

2010 Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.   Since inception, total funds of $2,462,492 were received on this program, $2,374,799 was spent on drilling activities, and $58,213 was reclassified to promote income leaving a balance of $29,480. During the quarter ended March 31, 2013, the remaining balance was either refunded to the original investors or applied against investor joint interest billing receivable balances, as applicable, to close out the 2010 restricted cash and drilling program leaving a zero balance at March 31, 2013.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $4,107,016 were received on these programs, $1,083,998 that the Company owed to these companies was applied to the programs in the quarter ended March 31, 2013 and the Company contributed $56,190 to the programs to cover costs in excess of agreed upon amounts. A total of $5,205,016 was spent on drilling activities, and $13,714 was reclassified to promote income.  In addition, individual investor shortages at March 31, 2013 of $31,802 were reclassified to their joint interest billing receivables, leaving a balance of $60,276 in restricted cash and drilling prepayments at March 31, 2013.

5.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the quarters ended March 31:

	2013	2012
Trade in proceeds on equipment	$-	$2,640

Cashless exercise of warrants classified as a derivative	$-	$767,740

Reclassification of derivative warrant liability to equity due to modification of warrants	$-	$211,700

Oil and gas assets financed through account payables	$207,144	$331,246

Equipment/vehicle financed through notes payable	$-	$7,592

The following is supplemental cash flow information for the quarters ended March 31:

	2013	2012
Cash paid during the period for interest	$2,030	$559
Cash paid during the period for taxes	$-	$-

6.     STOCK-BASED COMPENSATION

Stock Plans

The Company adopted the 2007 Stock Option Plan (the “2007 Plan”), 2010 Incentive Stock Option Plan (the “2010 Plan”) and the 2012 Incentive Stock Option Plan (the “2012 Plan”) for directors, executives, selected employees, and consultants to reward them for making major contributions to the success of the Company by issuing long-term incentive awards under these Plans thereby providing them with an interest and incentive in the growth and performance of the Company.  The 2007 Plan reserves 1,750,000 shares of common stock for issuance by the Company as stock options.  The 2010 Plan reserves 5,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.  The 2012 Plan reserves 10,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.

Stock Options Issued

There were no options granted and vested during the three months ended March 31, 2013. There were 1,730,775 options granted and vested during the three months ended March 31, 2012.   As of March 31, 2013 and 2012, the Company had $786,219 and $-0- unrecognized compensation expense related to non-vested stock-based compensation arrangements; respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

A summary of option activity during the quarter ended March 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Oustanding at December 31, 2012	9,700,060	$0.57	$-
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at March 31, 2013	9,700,060	$0.57	$-

The following is a summary of stock options outstanding at March 31, 2013:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	900,000	1.75	900,000
$0.42	1,059,285	2.75	1,059,285
$0.50	10,000	2.75	10,000
$0.50	486,364	3.75	486,364
$0.55	363,636	3.75	363,636
$0.50	880,775	3.75	880,775
$0.55	3,000,000	4.25	3,000,000
$0.66	3,000,000	9.50	1,000,000

Based on the Company's stock price of $1.03 at March 31, 2013, the options outstanding had an intrinsic value of $4,442,593.  At March 31, 2012, the Company’s stock price was $0.65 and the options outstanding had an intrinsic value of $377,252.

Total options exercisable at March 31, 2013 amounted to 7,700,060 shares and had a weighted average exercise price of $0.55.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at March 31, 2013 and December 31, 2012:

	Shares	Weighted Average Exercise Price
March 31, 2013	7,700,060	$0.55
December 31, 2012	7,700,060	$0.55

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

7.     WARRANTS OUTSTANDING

Warrants Exercised

On March 18, 2013, the Company issued 95,299 shares of common stock to an investor holding modified 2007 Warrants who exercised 100,000 warrants of their 1,000,000 warrants on a cashless basis.  On March 22, 2013, the Company issued 149,760 shares of common stock to the same investor holding modified 2007 Warrants who exercised 150,000 warrants of their remaining 900,000 warrants on a cashless basis.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

A summary of warrant activity and shares issuable upon exercise of the warrants during the quarter ended March 31, 2013 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Oustanding at December 31, 2012	16,091,210	22,303,573	$0.65
Warrants issued	-	-	-
Warrants exercised	(250,000)	(500,000)	0.50
Outstanding at March 31, 2013	15,841,210	21,803,573	$0.65

The outstanding warrants had an intrinsic value of $6,025,609 at March 31, 2013.  All of the 15,841,210 warrants outstanding at March 31, 2013 are exercisable and expire at various dates between July 2014 and September 2017.

8.     STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2013, the Company issued 245,059 shares of common stock to an investor holding modified 2007 Warrants who exercised 250,000 warrants of their 1,000,000 warrants on a cashless basis.  See Note 7 for additional details.

9.     SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Business segment revenue:
Oil and gas sales	$321,287	$168,008
Condensate and skim oil	21,205	12,470
Transportation and gathering	38,524	39,319
Total revenues	$381,016	$219,797

Business segment profit (loss):
Oil and gas sales	$62,125	$34,769
Condensate and skim oil	21,205	12,470
Transportation and gathering	(30,195)	(18,371)
General corporate	(947,983)	(1,413,882)
Loss from operations	$(894,848)	$(1,385,014)

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
Depletion and depreciation:
Oil and gas sales	$83,600	$51,006
Transportation and gathering	16,366	11,601
General corporate	3,494	4,811
Total depletion and depreciation	$103,460	$67,418

Capital expenditures:
Oil and gas sales	$821,041	$3,503,865
General corporate	233	7,592
Total capital expenditures	$821,274	$3,511,457

	March 31,	December 31,
	2013	2012
Business segment assets:
Oil and gas sales	$30,802,603	$30,101,703
Transportation and gathering	758,350	770,822
General corporate	2,199,080	2,806,463
Total assets	$33,760,033	$33,678,988

10.    COMMITMENTS AND CONTINGENCIES

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

At March 31, 2013, management reevaluated the status of the registration statement and determined an accrual of $35,809 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $35,809 and $34,260 in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.   The difference of $1,549 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

11.    SUBSEQUENT EVENTS

On April 5, 2013, an investor exercised modified 2007 Warrants to acquire 1,500,000 shares on a cashless basis, and received 765,139 shares of the Company’s common stock.

On May 1, 2013, an investor exercised 8,000 of their 2011 Warrants for $4,800 and received 8,000 shares of the Company’s common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our business strategy in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. We believe that we are uniquely familiar with the history and geology of the Cornerstone Project area based on our collective experience in the region as well as through our development and ownership of a large proprietary database, which details the drilling history of the Cornerstone Project area since 1980.  We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of the latest “best in class” drilling and completion techniques.  In 2012, we drilled the Morse #1-H well targeting the Bossier formation and completed it using hydraulic fracture stimulation techniques.  The Morse #1-H is the first such horizontal well completed in the Rodessa field and we believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in the Cornerstone Project area will enable us to find significant oil and gas reserves.

Plan of Operations

Our corporate strategy can be thought of in terms of the acquisition of leases and the development of resources on leased acreage.

Acquisition of Leases in the Cornerstone Project area

As of April 30, 2013, our leasehold position is approximately 31,690 gross acres and 22,000 net acres, of which our working interest is approximately 12,990 net acres.

•
Supporting Our Drilling Program.  Our priority is now drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases and renewing leases that are due to expire in those units where we plan to drill over the next twelve months.

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

Development of Resources in the Cornerstone Project area

Over two-thirds of our net leased acreage is currently undeveloped (approximately 8,780 undeveloped net acres of a total of 12,990 net acres as of April 30, 2013). The primary focus of our drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production, rather than to develop our existing reserves on developed acreage.

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.   Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken Shale in North Dakota and elsewhere to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. A jet pump system was initially employed to assist production and the well was later shut in for a period of 33 days between August and September 2012 for the installation of a gas lift production system. The well was shut in again on February 25, 2013 for the performance of a remedial work-over operation. The well returned to production on March 19, 2013.  The production rate recently stabilized at a rate of approximately 55 Bbl/day of oil and 75 MCF of gas per day. We believe that the successful production of oil from the Morse #1 supports our development strategy.  We have learned much from the drilling, completion and production of the Morse #1 that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone.  Having proven our development model, we now plan to drill wells with longer laterals involving 15 to 25 frack stages to improve the well economics.  We have obtained the necessary permits for drilling our next horizontal well and hope to commence drilling operations in the second quarter of 2013, subject to the participation of working interest partners. We have a 56% working interest in the Morse #1 well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.  During 2012, we drilled two vertical wells to offset the Norbord discovery of 2010.  We successfully completed the Haggard B well in May 2012 and it began production in June 2012.  In addition, we drilled the Haggard A in 2012 and suspended operations pending completion in the Travis Peak formation with fracture stimulation.  The fracture stimulation of the Haggard A, the third development well in the Rodessa (Norbord – Travis Peak) field discovered by Pegasi in 2010, was completed on April 2, 2013. The Haggard A’s line restricted production had stabilized to a rate of approximately 700 MCF per day of natural gas and 12 Bbl/day of oil as of April 29, 2013. We believe that the productivity of the Haggard A from the Travis Peak formation confirms the opportunity to drill further vertical wells targeting this formation in Marion County. In November 2012, we performed a work-over of the Norbord well bore to isolate and test new perforations. A production test of an oil-bearing zone commenced in March 2013 and is ongoing.

 Consolidated Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Summarized Consolidated Results of Operations

	2013	2012	Increase (Decrease)
Total revenue	$381,016	$219,797	$161,219
Total operating expense	1,275,864	1,604,811	(328,947)
Loss from operations	(894,848)	(1,385,014)	(490,166)
Total other income (expenses)	(159,130)	(1,359,057)	(1,199,927)
Net loss	$(1,053,978)	$(2,744,071)	$(1,690,093)

Revenues:  Total revenues for the quarter ended March 31, 2013 totaled $381,016 compared to $219,797 for the quarter ended March 31, 2012.  Oil revenue for the quarter ended March 31, 2013 was $223,478 compared to $98,820 for the quarter ended March 31, 2012. The majority of this increase of $124,658 was from the completion of the Morse horizontal well in the third quarter of 2012, which generated $133,174 in revenue for the quarter ended March 31, 2013. This was offset by lower production on some of the older wells decreasing their revenues by $8,516. Gas revenue for the quarter ended March 31, 2013 was $97,809 compared to $69,188 for the quarter ended March 31, 2012, resulting in an increase of $28,621. The increase in gas revenue was mainly due to an increase in the average price of gas of approximately 48%. Transportation and gathering revenue decreased $795 to $38,524 for the quarter ended March 31, 2013, compared to $39,319 for the quarter ended March 31, 2012.   Condensate and skim oil was $21,205 and $12,470 for the quarters ended March 31, 2013 and 2012, respectively. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from quarter to quarter.

Expenses:  Total operating expenses for the quarter ended March 31, 2013 were $1,275,864, compared to $1,604,811 for the quarter ended March 31, 2012, resulting in a total decrease of $328,947.  This change is comprised primarily of a decrease in general and administrative expenses offset by an increase in lease operating expenses.

•
Lease Operating Expenses:  Total lease operating expenses for the quarter ended March 31, 2013 were $175,563 compared to $82,233 for the quarter ended March 31, 2012, which resulted in an increase of $93,330. The increase was related to (1) the completion of the Morse well in October 2012, which resulted in lease operating expenses of $41,917 during the quarter ended March 31, 2013 and (2) the purchase of seven wells in June 2012, which resulted in $49,670 of lease operating expenses during the quarter ended March 31, 2013. There was an additional $3,416 in accretion expense related to the well purchases; which was offset by $1,673 in lower expenses for other wells.

•
General and Administrative Expense:  There was a $461,853 decrease in general and administrative expense to $953,718 for the quarter ended March 31, 2013, from $1,415,571 for the quarter ended March 31, 2012. The primary reason for the decrease was stock-based compensation of $604,112 incurred during the quarter ended March 31, 2012, whereas there was only $262,072 of stock-based compensation incurred during the quarter ended March 31, 2013, a $342,040 decrease. The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants as incentive for continuing our development. The compensation for the quarter ended March 31, 2013 was an accrual based on options granted in 2012, which are due to vest in October 2013.

Certain investor relations consulting and advertising fees decreased $66,500 to $-0- for the quarter ended March 31, 2013, due to contracts we engaged in for 2012 with several companies to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities, stimulate their interest in us and assist with our press release production and dissemination.

Legal and accounting expenses decreased to $172,223 for the quarter ended March 31, 2013, from $207,787 in the quarter ended March 31, 2012. This decrease was mainly due to Sarbanes-Oxley (SOX) compliance work done during the first quarter of 2012 for the 2011 10-K report. The SOX compliance work for the 2012 10-K report was completed during the fourth quarter of 2012, therefore there were no similar charges incurred during the quarter ended March 31, 2013.

Other Income (Expenses):  Total other expenses for the quarter ended March 31, 2013 was $159,130, compared to $1,359,057 for the quarter ended March 31, 2012, resulting in a decrease of $1,199,927.  The primary reason for the decrease was due to a non-cash loss of $803,550 in 2012 resulting from the change in fair value of our warrant derivative liability. The change was caused by an increase in the stock price between December 31, 2011 and March 31, 2012.  The 2007 derivative warrants expired in December 2012, therefore, the change in fair value of the derivative warrant liability no longer has to be recorded. In addition, modifications to certain 2007 derivative warrants in the quarter ended March 31, 2012 resulted in warrant modification expense of $260,554 compared to $-0- for the quarter ended March 31, 2013.  There was also a decrease to the change in liquidated damages of $135,460 from a non-cash loss of $137,010 in the quarter ended March 31, 2012 to a non-cash loss of $1,549 in the quarter end March 31, 2013.  The modification of the 2007 warrants during the quarter ended March 31, 2012 created an additional penalty during that period which was recorded by a charge against income in the Other Income (Expense) section of the consolidated statement of operations.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $1,053,978 in the quarter ended March 31, 2013 as compared to a net loss of $2,744,071 in the quarter ended March 31, 2012.

Liquidity and Capital Resources

We held $1,287,435 in cash at March 31, 2013, made up of a majority of our cash accounts. However, at March 31, 2013, several cash accounts had an overdraft that totaled $229,354, resulting in net cash of $1,058,081. We held $1,421,198 in cash at December 31, 2012, made up of a majority of our cash accounts. However, at December 31, 2012, several cash accounts had an overdraft that totaled $17,795, resulting in net cash of $1,403,403. The decrease in cash is related to purchases of leases and well equipment, the increase in our workover activities, and the use of cash to cover operating expenses.

Cash Flows

The following table summarizes our cash flows for the quarters ended March 31:

	2013	2012
Total cash provided by (used in):
Operating activities	$270,815	$(1,090,346)
Investing activities	(614,159)	(3,200,979)
Financing activities	209,581	2,216,340
Increase (decrease) in cash and cash equivalents	$(133,763)	$(2,074,985)

Cash provided by Operating Activities: For the quarter ended March 31, 2013, cash provided by operating activities was $270,815, compared to $1,090,346 used in operating activities for the quarter ended March 31, 2012, resulting in an increase in cash provided by operating activities of $1,361,161.

The net loss of $2,744,071 for the quarter ended March 31, 2012 decreased by $1,690,093 to the net loss of $1,053,978 for the quarter ended March 31, 2013.

Non-cash income and expense items for the quarter ended March 31, 2013 totaled $374,019, a decrease of $1,392,909 from $1,766,928 in non-cash income and expense items for the quarter ended March 31, 2012, which decrease is for the reasons set forth below.

Non-cash expense for stock based compensation decreased $342,040 to $262,072 incurred during the quarter ended March 31, 2013, from $604,112 incurred during the quarter ended March 31, 2012.  The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants as incentive for continuing our development. The change in the fair value of warrant derivative liability for the quarter ended March 31, 2013 was $-0-, compared to a non-cash expense of $803,550 for the quarter ended March 31, 2012. There was no warrant modification expense for the quarter ended March 31, 2013, compared to a non-cash expense of $260,554 for the quarter ended March 31, 2012.  Both the warrant derivative liability and warrant modification expense were $-0- in the first quarter of 2013 due to the expiration of associated warrants in December 2012. There was a decrease of $26,500 to $-0- in non-cash expense for stock issued to consultants for the quarter ended March 31, 2013 as compared to the first quarter of 2012.  Depletion, depreciation, and accretion expense had an increase of $39,459 to $111,947 for the quarter ended March 31, 2013, related to the addition of new wells and future development costs contained in the 2012 Reserve Report.

Operating assets decreased by $533,876 in the quarter ended March 31, 2013 compared to an increase of $260,029 for the quarter ended March 31, 2012, resulting in a change of $793,905. Approximately $543,500 of this change is the result of related party receivables decreasing $296,437 in the quarter ended March 31, 2013 compared to an increase of $247,113 in the quarter ended March 31, 2012. Joint interest billings receivable decreased $114,575 in the quarter ended March 31, 2013 and increased $29,510 in the quarter ended March 31, 2012, resulting in a change of approximately $144,000. The decrease in these receivables was due to payments received from working interest owners during the quarter ended March 31, 2013. The remaining changes in operating assets of approximately $106,000 consisted of changes in accounts receivable trade and other assets.

Operating liabilities increased by $416,898 during the quarter ended March 31, 2013 compared to an increase of $146,826 for the quarter ended March 31, 2012, resulting in an increase of $270,072. Accounts payable increased $186,469 for the quarter ended March 31, 2013, an increase of $417,460 compared to the $230,991 decrease in the quarter ended March 31, 2012. This increase was related to workover expenses on the Morse #1, Norbord, and Haggard #2 wells incurred during the quarter ended March 31, 2013. The change in liquidated damages payable decreased $135,461 from $137,010 during the quarter ended March 31, 2012 to $1,549 for the quarter ended March 31, 2013 due to modifications to warrant agreements in 2012. The remaining changes in other operating liabilities were approximately $12,000.

Cash used in Investing Activities:  For the quarter ended March 31, 2013, cash used in investing activities was $614,159, compared to $3,200,979 for the quarter ended March 31, 2012, resulting in a decrease of $2,586,820 in the amount of cash used in investing activities. There was $613,897 spent on the purchases of property and equipment during the quarter ended March 31, 2013, compared to $3,172,619 spent on lease and well equipment, and intangible drilling and completion costs for work done on the Haggard A#1, Haggard B#1 and Morse wells during the quarter ended March 31, 2012.

Cash provided by Financing Activities: For the quarter ended March 31, 2013, cash provided by financing activities totaled $209,581, compared to $2,216,340 for the quarter ended March 31, 2012, resulting in a decrease in cash provided by financing activities of $2,006,759. In the quarter ended March 31, 2012, we received $1,986,945 in net proceeds from the sale of common stock and units of common stock and warrants, while there were no proceeds received during the quarter ended March 31, 2013. We had deferred financing costs of $ 15,550 for the quarter ended March 31, 2012; and $-0- in 2013. The remaining change in cash provided by financing activities for the quarter ended March 31, 2013 was primarily a result of changes in the cash overdraft. There was a $211,559 increase in our cash overdrafts for the quarter ended March 31, 2013, compared to an increase of $246,884 in our cash overdrafts for the quarter ended March 31, 2012.

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

We expect that additional funds raised from future financing activities will be needed to finance our operations for the next twelve months.  The extent of our drilling program in 2013 is dependent on our ability to raise additional capital.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We will also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligations Is Fixed at the Reporting Date”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments provide guidance for joint and several liability arrangements for amounts fixed at the reporting date. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of March 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2013, we issued an aggregate of 245,059 shares of our common stock to one investor upon a cashless exercise of warrants to purchase 500,000 shares.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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
___________

*Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: May 14, 2013	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: May 14, 2013	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer