Form 10-Q
period 2013-06-30
Pegasi Energy Resources Corporation.
filed 2013-08-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

There were 63,620,575 shares of the registrant's common stock outstanding as of August 8, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,049,224	$1,421,198
Accounts receivable, trade	458,703	404,120
Accounts receivable, related parties	17,584	13,002
Joint interest billing receivable, related parties, net	520,174	1,388,969
Joint interest billing receivable, net	153,433	275,423
Other current assets	31,623	58,678
Total current assets	2,230,741	3,561,390

Property and equipment:
Equipment	66,855	66,855
Pipelines	942,714	934,419
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	136,283	136,283
Website	15,000	15,000
Total property and equipment	1,224,048	1,215,753
Less accumulated depreciation	(492,409)	(449,931)
Property and equipment, net	731,639	765,822

Oil and gas properties:
Oil and gas properties, proved	17,781,370	17,193,227
Oil and gas properties, unproved	13,869,249	13,090,037
Capitalized asset retirement obligations	505,095	491,338
Total oil and gas properties	32,155,714	30,774,602
Less accumulated depletion and depreciation	(1,757,001)	(1,565,559)
Oil and gas properties, net	30,398,713	29,209,043

Other assets:
Restricted cash – drilling program	20,495	29,435
Certificates of deposit	78,508	78,450
Easements	34,848	34,848
Total other assets	133,851	142,733

Total assets	$33,494,944	$33,678,988

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2013	2012
Liabilities and Stockholders' Equity	(Unaudited)
Current Liabilities:
Cash overdraft	$23,897	$17,795
Accounts payable	1,879,924	1,515,153
Accounts payable, related parties	2,692,122	2,447,387
Revenue payable	967,859	691,202
Interest payable, related parties	1,975,494	1,659,336
Liquidated damages payable	37,415	34,260
Other payables	39,618	30,094
Current portion of notes payable and capital leases	8,395	8,111
Total current liabilities	7,624,724	6,403,338

Drilling prepayments	20,495	29,435
Notes payable and capital leases	13,620	17,893
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	659,483	628,668
Total liabilities	16,478,968	15,239,980

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 63,620,575 and 62,602,377 shares issued and outstanding, respectively	63,621	62,603
Additional paid-in capital	43,173,306	42,776,416
Accumulated deficit	(26,220,951)	(24,400,011)
Total stockholders' equity	17,015,976	18,439,008

Total liabilities and stockholders' equity	$33,494,944	$33,678,988

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenues:
Oil and gas	$448,957	$146,723	$770,244	$314,731
Condensate and skim oil	10,129	-	31,334	12,470
Transportation and gathering	51,173	35,866	89,697	75,185
Total revenues	510,259	182,589	891,275	402,386

Operating expenses:
Lease operating expense	238,237	103,915	413,800	186,148
Pipeline operating expenses	61,613	31,456	104,736	71,045
Depletion and depreciation	130,460	69,202	233,920	136,620
General and administrative	683,047	2,735,123	1,636,765	4,150,694
Total operating expenses	1,113,357	2,939,696	2,389,221	4,544,507
Loss from operations	(603,098)	(2,757,107)	(1,497,946)	(4,142,121)

Other income (expense):
Interest income	29	37	58	105
Interest expense	(158,773)	(159,267)	(318,882)	(317,905)
Changes in fair value of warrant derivative liability	-	(436,880)	-	(1,240,430)
Warrant modification expense	-	-	-	(260,554)
Changes in liquidated damages	(1,605)	312,965	(3,155)	175,955
Other income, net	-	1,644	2,500	2,271
Total other expense, net	(160,349)	(281,501)	(319,479)	(1,640,558)

Loss from operations before income tax expense	(763,447)	(3,038,608)	(1,817,425)	(5,782,679)

Income tax expense	(3,515)	-	(3,515)	-

Net loss	$(766,962)	$(3,038,608)	$(1,820,940)	$(5,782,679)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.01)	$(0.06)	$(0.03)	$(0.11)

Weighted average shares outstanding – basic and diluted	63,584,305	54,664,712	63,111,699	52,500,887

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June, 30
	2013	2012
Operating Activities
Net loss	$(1,820,940)	$(5,782,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	233,920	136,620
Accretion of discount on asset retirement obligations	17,058	10,141
Stock based compensation	393,108	2,195,743
Common stock issued for consulting services	-	434,500
Gain on sale of equipment	-	(276)
Change in fair value of warrant derivative liability	-	1,240,430
Warrant modification expense	-	260,554
Changes in operating assets and liabilities:
Accounts receivable, trade	(54,583)	106,214
Account receivable, related parties, net	(4,582)	(1,500)
Joint interest billing receivable, related parties, net	868,795	(1,359,327)
Joint interest billing receivable, net	122,290	(273,939)
Other current assets	27,055	140
Accounts payable	231,224	509,083
Accounts payable, related parties	244,735	258,996
Revenue payable	276,657	10,876
Interest payable, related parties	316,158	316,158
Liquidated damages payable	3,155	(175,955)
Other payables	9,524	(12,033)
Net cash provided by (used in) operating activities	863,574	(2,126,254)

Investing Activities
Additions to certificates of deposit	(58)	(104)
Purchases of property and equipment	(8,595)	(64,086)
Purchase of oil and gas properties	(1,233,808)	(4,325,846)
Net cash used in investing activities	(1,242,461)	(4,390,036)

Financing Activities
Payments on notes payable and capital leases	(3,989)	(3,824)
Cash overdraft	6,102	(128,932)
Deferred financing costs	-	(15,550)
Proceeds from exercise of warrants	4,800	-
Proceeds from sale of common stock, net of offering costs	-	1,986,945
Net cash provided by financing activities	6,913	1,838,639

Net decrease in cash and cash equivalents	(371,974)	(4,677,651)
Cash and cash equivalents at beginning period	1,421,198	6,749,368
Cash and cash equivalents at end of period	$1,049,224	$2,071,717

See Note 5 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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

 c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the three months ended June 30, 2013 and June 30, 2012, the Company recognized $131,036 and $1,591,631, respectively, of stock-based compensation.  During the six months ended June 30, 2013 and June 30, 2012, the Company recognized $393,108 and $2,195,743, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2013 and 2012 the Company had potentially dilutive shares of 39,319,541 and 37,522,102, respectively. For the three and six months ended June 30, 2013 and 2012, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

e)  New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligations Is Fixed at the Reporting Date”. The amendments in this update cover a wide range of topics in the ASC. These amendments provide guidance for joint and several liability arrangements for amounts fixed at the reporting date. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists”. The objective in this update covers FASB ASC Topic 740 and is to eliminate the diversity in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$659,483	$659,483

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$628,668	$628,668

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the six months ended June 30, 2013 and 2012:

	2013	2012
Beginning Balance - January 1,	$628,668	$343,687
Accretion expense	17,058	10,141
Additions to estimates	13,757	-
Balance at June 30,	$659,483	$353,828

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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

4.     RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of June 30, 2013 and December 31, 2012, the balance of the certificates of deposit totaled $78,508 and $78,450, respectively.

2010 Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.   Since inception, total funds of $2,462,492 were received on this program, $2,374,799 was spent on drilling activities, and $58,213 was reclassified to promote income leaving a balance of $29,480. During the quarter ended March 31, 2013, the remaining balance was either refunded to the original investors or applied against investor joint interest billing receivable balances, as applicable, to close out the 2010 restricted cash and drilling program leaving a zero balance as of March 31, 2013. There has been no additional activity in this program since that date.

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $5,003,823 were received on these programs; $1,159,038 that the Company owed to these companies was applied to the programs in the six months ended June 30, 2013 and the Company contributed $56,190 to the programs to cover costs in excess of agreed upon amounts. A total of $6,354,667 was spent on drilling activities, and $13,714 was reclassified to promote income.  In addition, individual investor shortages at June 30, 2013 of $169,825 were reclassified to their joint interest billing receivables, leaving a balance of $20,495 in restricted cash and drilling prepayments at June 30, 2013.

5.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the six months ended June 30:

	2013	2012
Trade in proceeds on equipment	$-	$2,640

Cashless exercise of warrants classified as a derivative	$-	$1,117,428

Reclassification of derivative warrant liability to equity due to modification of warrants	$-	$673,524

Oil and gas assets financed through account payables	$133,547	$697,093

Promote liabilities applied against oil and gas assets	$-	$121,379

Equipment/vehicle financed through notes payable	$-	$7,592

Additions to asset retirement obligation	$13,757	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

The following is supplemental cash flow information for the six months ended June 30:

	2013	2012
Cash paid during the period for interest	$2,724	$1,747
Cash paid during the period for taxes	$3,515	$-

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

Stock Options Issued

There were no options granted and vested during the six months ended June 30, 2013. There were 4,730,775 options granted and vested during the six months ended June 30, 2012.   As of June 30, 2013 and 2012, the Company had $655,182 and $-0- unrecognized compensation expense related to non-vested stock-based compensation arrangements, respectively.

A summary of option activity during the six months ended June 30, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	9,700,060	$0.57	$-
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at June 30, 2013	9,700,060	$0.57	$-

The following is a summary of stock options outstanding at June 30, 2013:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	900,000	1.50	900,000
$0.42	1,059,285	2.50	1,059,285
$0.50	10,000	2.50	10,000
$0.50	486,364	3.50	486,364
$0.55	363,636	3.50	363,636
$0.50	880,775	3.50	880,775
$0.55	3,000,000	4.00	3,000,000
$0.66	3,000,000	9.25	1,000,000

Based on the Company's stock price of $0.84 at June 30, 2013, the options outstanding had an intrinsic value of $2,599,581.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

Total options exercisable at June 30, 2013 amounted to 7,700,060 shares and had a weighted average exercise price of $0.55.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at June 30, 2013 and December 31, 2012:

	Shares	Weighted Average Exercise Price
June 30, 2013	7,700,060	$0.55
December 31, 2012	7,700,060	$0.55

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

7.  WARRANTS OUTSTANDING

Warrants Exercised

On March 18, 2013, the Company issued 95,299 shares of common stock to an investor holding modified 2007 Warrants who exercised 100,000 warrants of their 1,000,000 warrants on a cashless basis.  On March 22, 2013, the Company issued 149,760 shares of common stock to the same investor holding modified 2007 Warrants who exercised 150,000 warrants of their remaining 900,000 warrants on a cashless basis.  On April 5, 2013, the Company issued 765,139 shares of common stock to the same investor upon a cashless exercise of warrants to purchase 1,500,000 shares.

On May 1, 2013, the Company issued 8,000 shares of common stock for $4,800 to an investor holding 2011 Warrants who exercised 8,000 warrants on a cash basis.

A summary of warrant activity and shares issuable upon exercise of the warrants during the six months ended June 30, 2013 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2012	16,091,210	22,303,573	$0.65
Warrants issued	-	-	-
Warrants exercised	(1,008,000)	(2,008,000)	0.50
Outstanding at June 30, 2013	15,083,210	20,295,573	$0.66

The outstanding warrants at June 30, 2013 had an intrinsic value of $3,311,797.  All of the 15,083,210 warrants outstanding at June 30, 2013 are exercisable and expire at various dates between July 2014 and September 2017.

8.  STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2013, the Company issued 1,010,198 shares of common stock to an investor holding modified 2007 Warrants who exercised 1,000,000 warrants on a cashless basis.  The Company also issued 8,000 shares of common stock for $4,800 to an investor holding 2011 Warrants who exercised 8,000 on a cash basis. See Note 7 for additional details.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

9.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Business segment revenue:
Oil and gas sales	$448,957	$146,723	$770,244	$314,731
Condensate and skim oil	10,129	-	31,334	12,470
Transportation and gathering	51,173	35,866	89,697	75,185
Total revenues	$510,259	$182,589	$891,275	$402,386

Business segment loss:
Oil and gas sales	$100,396	$(7,941)	$162,520	$26,828
Condensate and skim oil	10,129	-	31,334	12,470
Transportation and gathering	(31,207)	(12,546)	(61,400)	(30,917)
General corporate	(682,416)	(2,736,620)	(1,630,400)	(4,150,502)
Loss from operations	$(603,098)	$(2,757,107)	$(1,497,946)	$(4,142,121)

Depreciation and depletion:
Oil and gas sales	$110,324	$50,749	$193,924	$101,755
Transportation and gathering	16,642	13,631	33,008	25,232
General corporate	3,494	4,822	6,988	9,633
Total depletion and depreciation	$130,460	$69,202	$233,920	$136,620

Capital expenditures:
Oil and gas sales			$1,381,112	$4,901,560
Transportation and gathering			8,362	64,086
General corporate			233	7,592
Total capital expenditures			$1,389,707	$4,973,238

	June 30, 2013	December 31, 2012
Business segment assets:
Oil and gas sales	$30,826,560	$30,101,703
Transportation and gathering	762,876	770,822
General corporate	1,905,508	2,806,463
Total assets	$33,494,944	$33,678,988

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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

At June 30, 2013, management reevaluated the status of the registration statement and determined an accrual of $37,415 was sufficient to cover any potential payments for liquidated damages and the related accrued interest.  The damages are reflected as liquidated damages payable of $37,415 and $34,260 in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.   The difference of $3,155 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

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

Acquisition of Leases in the Cornerstone Project area

As of June 30, 2013, our leasehold position is approximately 31,960 gross acres and 22,020 net acres, of which our working interest is approximately 13,080 net acres.

●
Supporting Our Drilling Program.  Our priority is now drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases and renewing leases that are due to expire in those units where we plan to drill over the next twelve months.

●
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

Development of Resources in the Cornerstone Project area

Over two-thirds of our net leased acreage is currently undeveloped (approximately 8,840 undeveloped net acres of a total of 13,080 net acres as of June 30, 2013). The primary focus of our drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production, rather than to develop our existing reserves on developed acreage.

●
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.   Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken Shale in North Dakota and elsewhere to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. A jet pump system was initially employed to assist production and the well was later shut in for a period of 33 days between August and September 2012 for the installation of a gas lift production system. The well was shut in again on February 25, 2013 for the performance of a remedial work-over operation. The well returned to production on March 19, 2013. The production rate initially stabilized at a rate of approximately 55 Bbl/day of oil and 75 MCF of gas per day. The production rate subsequently declined to an average of approximately 40 Bbl/Day of oil and 60 MCF of gas per day in June 2013. We now believe that the well’s production rate has been compromised by the gas lift system. We intend to install a mechanical pump to replace the gas lift system, although no date has yet been set for such work.  We expect that it will take approximately 30 days to install the mechanical pump system. We believe that the successful production of oil from the Morse #1-H supports our development strategy. We have learned much from the drilling, completion and production of the Morse #1-H that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone. Having proven our development model, we now plan to drill wells with longer laterals involving 15 to 25 frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $12 million. We are not currently capitalized to drill a program of such wells to develop the Bossier/Cotton Valley Limestone and so are actively engaged in securing the finance to fund such a drilling program. We have a 56% working interest in the Morse #1-H well.

●
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.  During 2012, we drilled two vertical wells to offset the Norbord discovery of 2010.  We successfully completed the Haggard B well in May 2012 and it began production in June 2012.  In addition, we drilled the Haggard A in 2012 and suspended operations pending completion in the Travis Peak formation with fracture stimulation.  The fracture stimulation of the Haggard A, the third development well in the Rodessa (Norbord – Travis Peak) field discovered by Pegasi in 2010, was completed on April 2, 2013. Following flow back of the fracture stimulation fluids, the well achieved an AOF (absolute open flow) daily production rate of 1,341 MCF per day of natural gas and 17 Bbls per day of condensate.  We believe that the productivity of the Haggard A from the Travis Peak formation confirms the opportunity to drill further vertical wells targeting this formation in Marion County. In November 2012, we performed a work-over of the Norbord well bore to isolate and test new perforations. A production test of an oil-bearing zone commenced in March 2013 and is ongoing.

 Consolidated Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Summarized Consolidated Results of Operations

	2013	2012	Increase (Decrease)
Total revenue	$510,259	$182,589	$327,670
Total operating expense	1,113,357	2,939,696	(1,826,339)
Loss from operations	(603,098)	(2,757,107)	(2,154,009)
Total other expenses	(160,349)	(281,501)	(121,152)
Income tax expense	(3,515)	-	3,515
Net loss	$(766,962)	$(3,038,608)	$(2,271,646)

Revenues:  Total revenues for the quarter ended June 30, 2013 totaled $510,259 compared to $182,589 for the quarter ended June 30, 2012.  Oil revenue for the quarter ended June 30, 2013 was $302,117 compared to $84,735 for the quarter ended June 30, 2012. The majority of this increase of $217,382 was from the completion of the Morse #1-H well in October 2012, which generated $163,018 in revenue during the three months ended June 30, 2013. In addition, the Haggard A well was completed in April 2013 and generated revenue of $33,848 for the quarter ended June 30, 2013. Gas revenue for the quarter ended June 30, 2013 was $146,840 compared to $61,988 for the quarter ended June 30, 2012, resulting in an increase of $84,852. The increase in gas revenue was due to an increase in the average price of gas of approximately 84%. Also, the Haggard A began production in the second quarter of 2013, resulting in additional gas revenue of $60,797. This was offset by no production in the Norbord well, which was undergoing workovers during the second quarter in 2013, compared to $30,949 in gas revenue during the second quarter 2012. Transportation and gathering revenue increased $15,307 to $51,173 for the quarter ended June 30, 2013, compared to $35,866 for the quarter ended June 30, 2012.   Condensate and skim oil was $10,129 and $-0- for the quarters ended June 30, 2013 and 2012, respectively. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from quarter to quarter.

Expenses:  Total operating expenses for the quarter ended June 30, 2013 were $1,113,357, compared to $2,939,696 for the quarter ended June 30, 2012, resulting in a total decrease of $1,826,339.  This change is comprised primarily of a decrease in general and administrative expenses offset by an increase in lease operating expenses.

●
General and Administrative Expense:  There was a $2,052,076 decrease in general and administrative expense to $683,047 for the quarter ended June 30, 2013, from $2,735,123 for the quarter ended June 30, 2012. The primary reason for the decrease was stock-based compensation of $1,591,631 incurred during the quarter ended June 30, 2012, whereas there was only $131,036 of stock-based compensation incurred during the quarter ended June 30, 2013, a $1,460,595 decrease. The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants as incentive for continuing our development. The compensation for the quarter ended June 30, 2013 was an accrual based on options granted in 2012, which are due to vest in October 2013.

Certain investor relations consulting fees decreased $627,000 to $-0- for the quarter ended June 30, 2013, due to a contract we engaged in for 2012 with a company to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities, stimulate their interest in us and assist with our press release production and dissemination.  This contract was not renewed in 2013.

●
Lease Operating Expenses:  Total lease operating expenses for the quarter ended June 30, 2013 were $238,237 compared to $103,915 for the quarter ended June 30, 2012, which resulted in an increase of $134,322. The increase was related to: (1) the completion of the Haggard A in April 2013, which resulted in a lease operating expense increase of $37,236 during the quarter ended June 30, 2013; (2) the completion of the Morse #1-H well in October 2012, which resulted in a lease operating expense increase of $34,796 during the quarter ended June 30, 2013; and (3) workovers on the Norbord well during 2013, which resulted in a $32,078 increase in lease operating expenses during the quarter ended June 30, 2013.

●
Depletion and Depreciation Expense:  Total depletion and depreciation for the quarter ended June 30, 2013 was $109,083, compared to $48,968 for the quarter ended June 30, 2012, which resulted in an increase of $60,115.  The increase was due to the addition of new wells and future development costs.

Other Income (Expenses):  Total other expenses for the quarter ended June 30, 2013 was $160,349, compared to $281,501 for the quarter ended June 30, 2012, resulting in a decrease of $121,152.  The primary reason for the decrease was a non-cash loss of $436,880 in the quarter ended June 30, 2012 resulting from the change in fair value of our warrant derivative liability. The change was caused by an increase in the stock price between March 31, 2012 and June 30, 2012.  The 2007 derivative warrants expired in December 2012; therefore, the change in fair value of the derivative warrant liability no longer has to be recorded. This decrease in other expense was offset by a decrease in other income.  The change in liquidated damages was a non-cash gain of $312,965 in the quarter ended June 30, 2012 and a non-cash loss of $1,605 in the quarter ended June 30, 2013, resulting in a net change of $314,570.  The non-cash gain in the quarter ended June 30, 2012 was due to the reversal of a penalty of $314,341, which had been originally recorded as an expense in the quarter ended March 31, 2012.

Income Tax Expense:  During the three months ended June 30, 2013, we recognized a net income tax expense of $3,515 for state franchise taxes. There was no income tax expense during the three months ended June 30, 2012.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $766,962 in the quarter ended June 30, 2013 as compared to a net loss of $3,038,608 in the quarter ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Summarized Consolidated Results of Operations

	2013	2012	Increase (Decrease)
Total revenue	$891,275	$402,386	$488,889
Total operating expense	2,389,221	4,544,507	(2,155,286)
Loss from operations	(1,497,946)	(4,142,121)	(2,644,175)
Total other expenses	(319,479)	(1,640,558)	(1,321,079)
Income tax expense	(3,515)	-	3,515
Net loss	$(1,820,940)	$(5,782,679)	$(3,961,739)

Revenues:  Total revenues for the six months ended June 30, 2013 totaled $891,275, compared to $402,386 for the six months ended June 30, 2012.  Oil revenue for the six months ended June 30, 2013 was $525,590, compared to $185,366 for the six months ended June 30, 2012.  The increase of $340,224 in oil revenue was due to the completion of the Morse #1-H well in October 2012, which generated $296,193 in revenue during the six months ended June 30, 2013. In addition, the Haggard A well was completed in April 2013 and generated a $33,848 in revenue during the six months ended June 30, 2013 compared to $-0- in revenue during the six months ended June 30, 2012.  Gas revenue for the six months ended June 30, 2013 was $244,654, compared to $129,365 for the six months ended June 30, 2012, resulting in an increase of $115,289. The majority of the increase in gas revenue was due to an increase in the average price of gas of approximately 67%.  In addition, the purchase of seven older wells in June 2012 generated $28,503 in revenue for the six months ended June 30, 2013 compared to $191 for the six months ended June 30, 2012.  Transportation and gathering revenue increased $14,512 to $89,697 for the six months ended June 30, 2013, compared to $75,185 for the six months ended June 30, 2012.  Condensate and skim oil was $31,334 and $12,470 for the six months ended June 30, 2013 and June 30, 2012, respectively. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from quarter to quarter.

Expenses:  Total operating expenses for the six months ended June 30, 2013 were $2,389,221, compared to $4,544,507 for the six months ended June 30, 2012, resulting in a total decrease of $2,155,286.  This change is comprised primarily of decreases in general and administrative expenses offset by an increase in lease operating costs and depletion and depreciation.

●
General and Administrative Expenses:  There was a $2,513,929 decrease in general and administrative expenses to $1,636,765 for the six months ended June 30, 2013 from $4,150,694 for the six months ended June 30, 2012.   The primary reason for the decrease was stock-based compensation of $2,195,743 incurred during the six months ended June 30, 2012, whereas there was only $393,108 stock-based compensation incurred in the six months ended June 30, 2013, a decrease of $1,802,635. The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants as incentive for continuing our development. The compensation for the six months ended June 30, 2013 was an accrual based on options granted in 2012, which are due to vest in October 2013.

Certain investor relations consulting fees decreased $627,000 to $-0- for the six months ended June 30, 2013, due to a contract we engaged in for 2012 with a company to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities, stimulate their interest in us and assist with our press release production and dissemination.  This contract was not renewed in 2013.  In addition, advertising and marketing costs decreased $76,390 to $5,000 for the six months ended June 30, 2013 due to various contracts held in 2012 with companies for investor relations not being renewed in 2013.

●
Lease Operating Expense:  Total lease operating expenses for the six months ended June 30, 2013 were $413,800 compared to $186,148 for the six months ended June 30, 2012, which resulted in an increase of $227,652.  The increase was related to: (1) the purchase of seven wells in June 2012, which resulted in an increase of $90,907 in lease operating expenses to $97,298 in for the six months ended June 30, 2013, compared to $6,391 during the six months ended June 30, 2012; (2) the completion of the Morse #1-H well in October 2012, which generated an increase of $76,712 in lease operating expense during the six months ended June 30, 2013; (3) the completion of the Haggard A well in April 2013, which generated an increase of $38,204 in lease operating expenses during the six months ended June 30, 2013; and (4) workovers performed on the Norbord well in 2013, which resulted in an increase of $21,119 of lease operating expenses during the six months ended June 30, 2013.

● Depletion and Depreciation Expense:  Total depletion and depreciation for the six months ended June 30, 2013 was $233,920, compared to $136,620 for the six months ended June 30, 2012, which resulted in an increase of $97,300.  The increase was due to the addition of new wells and future development costs.

Other Income (Expenses):  Total other expenses for the six months ended June 30, 2013 were $319,479, compared to other expense of $1,640,558 for the six months ended June 30, 2012, resulting in a decrease of $1,321,079.   The primary reason for the decrease was a non-cash loss from the change in fair value of the derivative liability of $1,240,430 recognized in the six months ended June 30, 2012 due to the increase in our stock price between December 31, 2011 and June 30, 2012. The 2007 derivative warrants expired in December 2012; therefore, the change in fair value of the derivative warrant liability no longer has to be recorded.

In addition, modifications to certain 2007 warrants in the six months ended June 30, 2012, resulted in warrant modification expense of $260,554 compared to $-0- for the six months ended June 30, 2013 as the 2007 derivative warrants expired in December 2012. There was also a decrease to the change in liquidated damages of $179,110 from a non-cash gain of $175,955 in the six months ended June 30, 2012 to a non-cash loss of $3,155 in the six months end June 30, 2013. The modification of the 2007 warrants during the six months ended June 30, 2012 created a non-cash gain in the Other Income (Expense) section of the consolidated statement of operations.

Income Tax Expense:  During the six months ended June 30, 2013, we recognized a net income tax expense of $3,515 for state franchise taxes.  There was no income tax expense during the six months ended June 30, 2012.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $1,820,940 for the six months ended June 30, 2013 as compared to net loss of $5,782,679 for the six months ended June 30, 2012.

Liquidity and Capital Resources

We held $1,049,224 in cash at June 30, 2013, made up of a majority of our cash accounts. However, at June 30, 2013, several cash accounts had an overdraft that totaled $23,897, resulting in net cash of $1,025,327. We held $1,421,198 in cash at December 31, 2012, made up of a majority of our cash accounts. However, at December 31, 2012, several cash accounts had an overdraft that totaled $17,795, resulting in net cash of $1,403,403. The decrease in net cash of $378,076 is related to purchases of leases and well equipment, and the increase in our workover activities in excess of cash provided by operating activities.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012:

	2013	2012
Total cash provided by (used in):
Operating activities	$863,574	$(2,126,254)
Investing activities	(1,242,461)	(4,390,036)
Financing activities	6,913	1,838,639
Decrease in cash and cash equivalents	$(371,974)	$(4,677,651)

Cash provided by (used in) Operating Activities:  For the six months ended June 30, 2013, cash provided by operating activities was $863,574, compared to $2,126,254 used in operating activities for the six months ended June 30, 2012, resulting in an increase in cash provided by operating activities of $2,989,828.

The net loss of $5,782,679 for the six months ended June 30, 2012 decreased by $3,961,739 to the net loss of $1,820,940 for the six months ended June 30, 2013.

Non-cash income and expense items for the six months ended June 30, 2013 totaled $644,086, a decrease of $3,633,626 from $4,277,712 in non-cash income and expense items for the six months ended June 30, 2012, which decrease is for the reasons set forth below.

Non-cash expense for stock based compensation decreased $1,802,635 to $393,108 incurred during the six months ended June 30, 2013, from $2,195,743 incurred during the six months ended June 30, 2012.  The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants as incentives for continuing our development. The change in the fair value of warrant derivative liability for the six months ended June 30, 2013 was $-0-, compared to a non-cash expense of $1,240,430 for the six months ended June 30, 2012. There was no warrant modification expense for the six months ended June 30, 2013, compared to a non-cash expense of $260,554 for the six months ended June 30, 2012.  Both the warrant derivative liability and warrant modification expense were $-0- in the six months of 2013 due to the expiration of the associated warrants in December 2012. There was a decrease of $434,500 to $-0- in non-cash expense for stock issued to consultants for the six months ended June 30, 2013, compared to the six months ended in 2012.  Depletion, depreciation, and accretion expense increased $104,217 to $250,978 for the six months ended June 30, 2013, compared to $146,761 for the six months ended June 30, 2012, which related to the addition of new wells and future development costs.

Operating assets decreased by $958,975 in the six months ended June 30, 2013, compared to an increase of $1,528,412 for the six months ended June 30, 2012, resulting in a change of $2,487,387. Approximately $2,228,122 of this change is the result of related party receivables decreasing $868,795 in the six months ended June 30, 2013, compared to an increase of $1,359,327 in the six months ended June 30, 2012. Joint interest billings receivable decreased $122,290 in the six months ended June 30, 2013 and increased $273,939 in the six months ended June 30, 2012, resulting in a change of approximately $396,229. The decrease in these receivables was due to payments received from working interest owners during the six months ended June 30, 2013. The remaining changes in operating assets of approximately $136,964 consisted of changes in accounts receivable trade and other assets.

Operating liabilities increased by $1,081,453 during the six months ended June 30, 2013, compared to an increase of $907,125 for the six months ended June 30, 2012, resulting in an increase of $174,328. Accounts payable increased $475,959 for the six months ended June 30, 2013, a decrease of $292,120 compared to the $768,079 increase in the six months ended June 30, 2012. This decrease was related to workover expenses on the Morse #1-H, Norbord, and Haggard B wells incurred during the six months ended June 30, 2013. The change in liquidated damages payable increased $179,110; from a decrease of $175,955 for the six months ended June 30, 2012 to an increase of $3,155 for the six months ended June 30, 2013 due to modifications to warrant agreements in 2012. Revenue payable increased $276,657 for the six months ended June 30, 2013; an increase of $265,781, compared to the $10,876 increase during the six months ended June 30, 2012.  This majority of this increase is due to monies being held in legal suspense for royalty owners pending completion of title work and division orders.  The remaining changes in other operating liabilities were approximately $21,557.

Cash used in Investing Activities:  For the six months ended June 30, 2013, cash used in investing activities was $1,242,461, compared to $4,390,036 for the six months ended June 30, 2012, resulting in a decrease of $3,147,575. We spent $1,233,808 on the purchases of property and equipment during the six months ended June 30, 2013, compared to $4,325,846 spent on lease and well equipment, and intangible drilling and completion costs for work done on the Haggard A, Haggard B and Morse #1-H wells during the six months ended June 30, 2012, a decrease of $3,092,038.

Cash provided by Financing Activities:  For the six months ended June 30, 2013, cash provided by financing activities totaled $6,913, compared to $1,838,639 for the six months ended June 30, 2012, resulting in a decrease of $1,831,726. In the six months ended June 30, 2012, we received $1,986,945 in net proceeds from the sale of common stock and units of common stock and warrants, while there were no proceeds received during the six months ended June 30, 2013. We had deferred financing costs of $15,550 for the six months ended June 30, 2012, compared to $-0- during the six months ended June 30, 2013. The remaining change in cash provided by financing activities for the six months ended June 30, 2013 was primarily a result of changes in the cash overdraft. There was a $6,102 increase in our cash overdrafts for the six months ended June 30, 2013, compared to a decrease of $128,932 in our cash overdrafts for the six months ended June 30, 2012.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligations Is Fixed at the Reporting Date”. The amendments in this update cover a wide range of topics in the ASC. These amendments provide guidance for joint and several liability arrangements for amounts fixed at the reporting date. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists”. The objective in this update covers FASB ASC Topic 740 and is to eliminate the diversity in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial position or results of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of June 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 27, 2012, purported shareholders of Prodigy Oil and Gas, LLC (“Prodigy”), a minority working interest partner on one of our projects, filed a lawsuit in District Court, Dallas, Texas against Prodigy, us and others, by filing a Petition. The case is William Hall, et al. v. Prodigy Oil & Gas, LLC, et al., Cause No. DC-12-01065. In this action, the plaintiffs seek the return of investments made in Prodigy, and believe that some of those funds were given to us. The plaintiffs have not accused us of wrongdoing, only that they believe we hold money and profits that they are entitled to as constructive trustees. As of June 30, 2013, the lawsuit was settled outside of court. We contributed $25,000 towards the total settlement to the plaintiff. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against our organization.

ITEM 1A.        RISK FACTORS.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2013, we issued 765,139 shares of our common stock to one investor upon a cashless exercise of warrants to purchase 1,500,000 shares.  We also issued 8,000 shares of our common stock to one investor for $4,800 upon a cash exercise of warrants to purchase 8,000 shares. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

PEGASI ENERGY RESOURCES CORPORATION

Date: August 14, 2013	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: August 14, 2013	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer