Form 10-Q
period 2013-09-30
Pegasi Energy Resources Corporation.
filed 2013-11-12
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

There were 64,170,575 shares of the registrant's common stock outstanding as of November 6, 2013.

Item 1. Financial Statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,145,890	$1,421,198
Accounts receivable, trade	459,392	404,120
Accounts receivable, related parties	22,084	13,002
Joint interest billing receivable, related parties, net	140,552	1,388,969
Joint interest billing receivable, net	51,379	275,423
Other current assets	35,870	58,678
Total current assets	1,855,167	3,561,390

Property and equipment:
Equipment	66,855	66,855
Pipelines	946,012	934,419
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	136,283	136,283
Website	15,000	15,000
Total property and equipment	1,227,346	1,215,753
Less accumulated depreciation	(513,766)	(449,931)
Property and equipment, net	713,580	765,822

Oil and gas properties:
Oil and gas properties, proved	17,795,612	17,193,227
Oil and gas properties, unproved	14,131,133	13,090,037
Capitalized asset retirement obligations	505,095	491,338
Total oil and gas properties	32,431,840	30,774,602
Less accumulated depletion and depreciation	(1,885,695)	(1,565,559)
Oil and gas properties, net	30,546,145	29,209,043

Other assets:
Restricted cash – drilling program	120,515	29,435
Certificates of deposit	78,534	78,450
Easements	34,848	34,848
Total other assets	233,897	142,733

Total assets	$33,348,789	$33,678,988

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2013	2012
Liabilities and Stockholders' Equity	(Unaudited)
Current Liabilities:
Cash overdraft	$53,710	$17,795
Accounts payable	1,574,350	1,515,153
Accounts payable, related parties	2,818,307	2,447,387
Revenue payable	972,723	691,202
Interest payable, related parties	2,133,573	1,659,336
Liquidated damages payable	39,122	34,260
Other payables	37,408	30,094
Current portion of notes payable and capital leases	8,547	8,111
Total current liabilities	7,637,740	6,403,338

Drilling prepayments	120,515	29,435
Notes payable and capital leases	11,424	17,893
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	668,096	628,668
Total liabilities	16,598,421	15,239,980

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 64,170,575 and 62,602,377 shares issued and outstanding, respectively	64,171	62,603
Additional paid-in capital	43,584,292	42,776,416
Accumulated deficit	(26,898,095)	(24,400,011)
Total stockholders' equity	16,750,368	18,439,008

Total liabilities and stockholders' equity	$33,348,789	$33,678,988

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues:
Oil and gas	$463,359	$511,421	$1,233,603	$826,152
Condensate and skim oil	10,448	18,849	41,782	31,319
Transportation and gathering	58,383	34,543	148,080	109,728
Total revenues	532,190	564,813	1,423,465	967,199

Operating expenses:
Lease operating expense	198,458	123,096	612,258	309,244
Pipeline operating expenses	42,801	35,432	147,537	106,477
Depletion and depreciation	150,050	104,402	383,970	241,022
General and administrative	657,076	827,286	2,293,841	4,977,980
Total operating expenses	1,048,385	1,090,216	3,437,606	5,634,723
Loss from operations	(516,195)	(525,403)	(2,014,141)	(4,667,524)

Other income (expense):
Interest income	26	32	84	137
Interest expense	(159,268)	(159,923)	(478,150)	(477,828)
Changes in fair value of warrant derivative liability	-	419,407	-	(821,023)
Warrant modification expense	-	(33,980)	-	(294,534)
Changes in liquidated damages	(1,707)	(1,436)	(4,862)	174,519
Other income, net	-	-	2,500	2,271
Total other income (expense), net	(160,949)	224,100	(480,428)	(1,416,458)

Loss from operations before income tax expense	(677,144)	(301,303)	(2,494,569)	(6,083,982)

Income tax expense	-	-	(3,515)	-

Net loss	$(677,144)	$(301,303)	$(2,498,084)	$(6,083,982)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.11)

Weighted average shares outstanding – basic and diluted	63,718,401	56,737,534	63,314,324	53,923,411

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net loss	$(2,498,084)	$(6,083,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	383,970	241,022
Accretion of discount on asset retirement obligations	25,671	16,090
Stock based compensation	524,144	2,195,743
Common stock issued for consulting services	35,500	434,500
Gain on sale of equipment	-	(276)
Change in fair value of warrant derivative liability	-	821,023
Warrant modification expense	-	294,534
Changes in operating assets and liabilities:
Accounts receivable, trade	(55,272)	(92,797)
Account receivable, related parties	(9,082)	-
Joint interest billing receivable, related parties, net	1,248,417	(1,118,013)
Joint interest billing receivable, net	224,344	(291,985)
Other current assets	22,808	(86,965)
Accounts payable	123,152	391,838
Accounts payable, related parties	370,920	398,221
Revenue payable	281,521	272,130
Interest payable, related parties	474,237	474,237
Liquidated damages payable	4,862	(174,519)
Other payables	7,314	(12,747)
Net cash provided by (used in) operating activities	1,164,422	(2,321,946)

Investing Activities
Additions to certificates of deposit	(84)	(136)
Purchases of property and equipment	(11,893)	(214,677)
Purchase of oil and gas properties	(1,707,435)	(6,434,804)
Net cash used in investing activities	(1,719,412)	(6,649,617)

Financing Activities
Payments on notes payable and capital leases	(6,033)	(5,738)
Cash overdraft	35,915	(144,757)
Proceeds from exercise of warrants	4,800	-
Proceeds from sale of common stock, net of offering costs	245,000	5,855,086
Net cash provided by financing activities	279,682	5,704,591

Net decrease in cash and cash equivalents	(275,308)	(3,266,972)
Cash and cash equivalents at beginning period	1,421,198	6,749,368
Cash and cash equivalents at end of period	$1,145,890	$3,482,396

See Note 5 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

1.   NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC” or the “Company”) is an independent energy company engaged in the exploration for, and production of, crude oil and natural gas.  The Company’s focus is on the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  The Company’s business strategy in what it has designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. The Company believes that it is uniquely familiar with the history and geology of the Cornerstone Project area based on its collective experience in the region as well as through its development and ownership of a large proprietary database, which details the drilling history of the Cornerstone Project area since 1980.  In 2012, the Company drilled the Morse #1-H well targeting the Bossier formation and completed it using hydraulic fracture stimulation techniques.  The Morse #1-H is the first such horizontal well completed in the Rodessa field and the Company believes that implementing the latest proven drilling and completion techniques to exploit its geological insight in the Cornerstone Project area will enable it to find significant oil and gas reserves.

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

 c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the three months ended September 30, 2013 and September 30, 2012, the Company recognized $131,036 and $-0-, respectively, of stock-based compensation.  During the nine months ended September 30, 2013 and September 30, 2012, the Company recognized $524,144 and $2,195,743, respectively, of stock-based compensation expense, which has been recorded as a general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2013 and 2012, the Company had potentially dilutive shares of 40,357,536 and 41,078,322, respectively. For the three and nine months ended September 30, 2013 and 2012, the diluted loss per share was the same as basic loss per share, as the effect of common stock equivalents were anti-dilutive.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$668,096	$668,096

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$628,668	$628,668

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the nine months ended September 30, 2013 and 2012:

	2013	2012
Beginning Balance - January 1,	$628,668	$343,687
Accretion expense	25,671	16,090
Additions to estimates	13,757	150,649
Balance at September 30,	$668,096	$510,426

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

4.     RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of September 30, 2013 and December 31, 2012, the balance of the certificates of deposit totaled $78,534 and $78,450, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.   Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Total funds of $5,560,254 were received on these programs; $1,318,487 that the Company owed to these companies was applied to the programs in the nine months ended September 30, 2013 and the Company contributed $56,190 to the programs to cover costs in excess of agreed upon amounts. A total of $6,801,116 was spent on drilling activities, and $13,714 was reclassified to promote income.  In addition, individual investor shortages at September 30, 2013 of $414 were reclassified to their joint interest billing receivables, leaving a balance of $120,515 in restricted cash and drilling prepayments at September 30, 2013.

5.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the nine months ended September 30:

	2013	2012
Trade in proceeds on equipment	$-	$2,640

Cashless exercise of warrants classified as a derivative	$-	$1,117,428

Reclassification of derivative warrant liability to equity due to modification of warrants	$-	$731,524

Oil and gas assets financed through account payables	$613,168	$696,844

Promote liabilities applied against oil and gas assets	$-	$121,379

Equipment/vehicle financed through notes payable	$-	$7,592

Additions to asset retirement obligation	$13,757	$150,649

The following is supplemental cash flow information for the nine months ended September 30:

	2013	2012
Cash paid during the period for interest	$3,913	$3,591
Cash paid during the period for taxes	$3,515	$-

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

Stock Options Issued

There were no options granted or vested during the nine months ended September 30, 2013. There were 4,730,775 options granted and vested during the nine months ended September 30, 2012.  As of September 30, 2013 and 2012, the Company had $524,144 and $-0- of unrecognized compensation expense related to non-vested stock-based compensation arrangements, respectively.

A summary of option activity during the nine months ended September 30, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Oustanding at December 31, 2012	9,700,060	$0.57	$-
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at September 30, 2013	9,700,060	$0.57	$-

The following is a summary of stock options outstanding at September 30, 2013:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	900,000	1.25	900,000
$0.42	1,059,285	2.25	1,059,285
$0.50	10,000	2.25	10,000
$0.50	486,364	3.25	486,364
$0.55	363,636	3.25	363,636
$0.50	880,775	3.25	880,775
$0.55	3,000,000	3.75	3,000,000
$0.66	3,000,000	9.00	1,000,000

Based on the Company's stock price of $0.67 at September 30, 2013, the options outstanding had an intrinsic value of $950,571.

Total options exercisable at September 30, 2013 amounted to 7,700,060 shares and had a weighted average exercise price of $0.55.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at September 30, 2013 and December 31, 2012:

	Shares	Weighted Average Exercise Price
September 30, 2013	7,700,060	$0.55
December 31, 2012	7,700,060	$0.55

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

7.  WARRANTS OUTSTANDING

Warrants Exercised

On March 18, 2013, the Company issued 95,299 shares of common stock to an investor holding modified 2007 Warrants who exercised 100,000 warrants of their 1,000,000 warrants on a cashless basis.  On March 22, 2013, the Company issued 149,760 shares of common stock to the same investor holding modified 2007 Warrants who exercised 150,000 warrants of their remaining 900,000 warrants on a cashless basis.  On April 5, 2013, the Company issued 765,139 shares of common stock to the same investor upon a cashless exercise of the remaining warrants to purchase 1,500,000 shares.

On May 1, 2013, the Company issued 8,000 shares of common stock for $4,800 to an investor holding 2011 Warrants who exercised 8,000 warrants on a cash basis.

Warrants Issued

On September 17, 2013, the Company issued warrants to investors in a private placement to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.00 per share, exercisable until September 17, 2016. See Note 8 for additional information.

During September 2013, the Company issued warrants to three investors who had held original 2007 warrants which expired in December 2012. These investors claimed they had not received the 2011 modification agreement and in connection with the execution of a settlement agreement to resolve any disputes between the Company and such investors, the Company issued an aggregate of 645,968 warrants to these investors to purchase 645,968 shares of common stock at an exercise price of $0.50 per share, exercisable until December 22, 2014.  The terms of the warrants issued were the same as the 2007 warrants, as modified by the 2011 modification agreement.

A summary of warrant activity and shares issuable upon exercise of the warrants during the nine months ended September 30, 2013 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Oustanding at December 31, 2012	16,091,210	22,303,573	$0.65
Warrants issued	895,968	895,968	0.64
Warrants exercised	(1,008,000)	(2,008,000)	0.50
Outstanding at September 30, 2013	15,979,178	21,191,541	$0.66

The outstanding warrants at September 30, 2013 had an intrinsic value of $1,444,962.  All of the 15,979,178 warrants outstanding at September 30, 2013 are exercisable and expire at various dates between July 2014 and September 2017.

8.  STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2013, the Company issued 1,010,198 shares of common stock to an investor holding modified 2007 Warrants who exercised 1,000,000 warrants on a cashless basis.  The Company also issued 8,000 shares of common stock for $4,800 to an investor holding 2011 Warrants who exercised 8,000 on a cash basis. See Note 7 for additional details.

On August 22, 2013, the Company issued 50,000 shares of common stock to a consultant valued at $35,500. These shares were valued using the closing market price on the date of the grant.  This expense has been recorded as general and administrative expense in the consolidated statements of operations.

On September 17, 2013, the Company completed a private placement transaction, pursuant to which it sold an aggregate of 250,000 units at $1.00 per unit to raise gross proceeds of $250,000 before deducting issuance costs of $5,000, resulting in net cash proceeds of $245,000. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock with an exercise price of $1.00 per share, exercisable for a period of three years from the date of issuance.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

9.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Business segment revenue:
Oil and gas sales	$463,359	$511,421	$1,233,603	$826,152
Condensate and skim oil	10,448	18,849	41,782	31,319
Transportation and gathering	58,383	34,543	148,080	109,728
Total revenues	$532,190	$564,813	$1,423,465	$967,199

Business segment profit (loss):
Oil and gas sales	$134,966	$304,479	$297,487	$331,306
Condensate and skim oil	10,448	18,849	41,782	31,319
Transportation and gathering	(5,333)	(20,634)	(66,734)	(51,551)
General corporate	(656,276)	(828,097)	(2,286,676)	(4,978,598)
Loss from operations	$(516,195)	$(525,403)	$(2,014,141)	$(4,667,524)

Depreciation and depletion:
Oil and gas sales	$129,935	$83,846	$323,858	$185,602
Transportation and gathering	16,621	15,717	49,629	40,949
General corporate	3,494	4,839	10,483	14,471
Total depletion and depreciation	$150,050	$104,402	$383,970	$241,022

Capital expenditures:
Oil and gas sales			$1,643,480	$7,131,648
Transportation and gathering			11,660	214,082
General corporate			233	8,187
Total capital expenditures			$1,655,373	$7,353,917

	September 30, 2013	December 31, 2012
Business segment assets:
Oil and gas sales	$30,976,433	$30,101,703
Transportation and gathering	751,789	770,822
General corporate	1,620,567	2,806,463
Total assets	$33,348,789	$33,678,988

 PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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

At September 30, 2013, management reevaluated the status of the registration statement and determined an accrual of $39,122 was sufficient to cover any potential payments for liquidated damages and the related accrued interest.  The damages are reflected as liquidated damages payable of $39,122 and $34,260 in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.   The difference of $4,862 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

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

Acquisition of Leases in the Cornerstone Project area

As of September 30, 2013, our leasehold position is approximately 30,541 gross acres and 20,159 net acres, of which our working interest is approximately 12,214 net acres.

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

Development of Resources in the Cornerstone Project area

Over two-thirds of our net leased acreage is currently undeveloped (approximately 8,386 undeveloped net acres of a total of 12,214 net acres as of September 30, 2013). The primary focus of our drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production, rather than to develop our existing reserves on developed acreage.

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.   Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven so successful in the Bakken Shale in North Dakota and elsewhere to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. A jet pump system was initially employed to assist production and the well was later shut in for a period of 33 days between August and September 2012 for the installation of a gas lift production system. The well was shut in again on February 25, 2013 for the performance of a remedial work-over operation. The well returned to production on March 19, 2013. The production rate initially stabilized at a rate of approximately 55 Bbl/day of oil and 75 MCF of gas per day. The production rate subsequently declined to an average of approximately 40 Bbl/Day of oil and 60 MCF of gas per day in June 2013, 35 Bbl/Day of oil and 56 MCF of gas per day in   July, 33 Bbl/Day of oil and 53 MCF of gas per day in August and 32 Bbl/Day of oil and 49 MCF of gas per day in September. We now believe that the well’s production rate has been compromised by the gas lift system. We intend to install a mechanical pump to replace the gas lift system, although no date has yet been set for such work.  We expect that it will take approximately 30 days to install the mechanical pump system. We believe that the successful production of oil from the Morse #1-H supports our development strategy. We have learned much from the drilling, completion and production of the Morse #1-H that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone. Having proven our development model, we now plan to drill wells with longer laterals involving 15 frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7-9 million. We are not currently capitalized to drill a program of such wells to develop the Bossier/Cotton Valley Limestone and so are actively engaged in securing the finance to fund such a drilling program. We have a 56% working interest in the Morse #1-H well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.  During 2012, we drilled two vertical wells to offset the Norbord discovery of 2010.  We successfully completed the Haggard B well in May 2012 and it began production in June 2012.  In addition, we drilled the Haggard A in 2012 and suspended operations pending completion in the Travis Peak formation with fracture stimulation.  The fracture stimulation of the Haggard A, the third development well in the Rodessa (Norbord – Travis Peak) field discovered by Pegasi in 2010, was completed on April 2, 2013. Following flow back of the fracture stimulation fluids, the well achieved an AOF (absolute open flow) daily production rate of 1,341 MCF per day of natural gas and 17 barrels per day of condensate.  We believe that the productivity of the Haggard A from the Travis Peak formation confirms the opportunity to drill further vertical wells targeting this formation in Marion County. In November 2012, we performed a work-over of the Norbord well bore to isolate and test new perforations. The production test of an oil-bearing zone commenced in March 2013 and has now been abandoned.

 Consolidated Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Summarized Consolidated Results of Operations

			Increase
	2013	2012	(Decrease)
Total revenues	$532,190	$564,813	$(32,623)
Total operating expenses	1,048,385	1,090,216	(41,831)
Loss from operations	(516,195)	(525,403)	(9,208)
Total other income (expenses)	(160,949)	224,100	(385,049)
Net loss	$(677,144)	$(301,303)	$375,841

Revenues:  Total revenues for the quarter ended September 30, 2013 totaled $532,190 compared to $564,813 for the quarter ended September 30, 2012. Oil revenue declined by 31% from $431,578 for the quarter ended September 30, 2012 to $297,243 for the quarter ended September 30, 2013.  The decrease was due to an approximate 40% decline in oil sales volume, from 4,700 barrels for the quarter ended September 30, 2012 to 2,801 barrels for the quarter ended September 30, 2013, which was partially offset by a 16% increase in the realized oil sales price from $91.66 per barrel for the quarter ended September 30, 2012 to $106.13 per barrel for the quarter ended September 30, 2013. The primary reason for the decline in sales volume was the declining production rate of the Morse #1-H. The decline in oil sales revenue of $223,978 from the Morse #1-H was partially offset by increases in revenue from a number of other wells, most notably the Haggard A ($29,320) and the Wyatt King #2 ($20,912).

Gas revenue for the quarter ended September 30, 2013 was $166,116, compared to $79,843 for the quarter ended September 30, 2012. The 106% increase in gas revenue was primarily due to:

•	a 69% increase in sales volume. Gas sales of $82,039 from the Haggard A accounted for the vast majority of the $86,273 increase from the three months ended September 30, 2012; and

•	a 22% increase in the realized sales price from $2.85 per MCF for the quarter ended September 30, 2012 to $3.48 per MCF for the quarter ended September 30, 2013.

Transportation and gathering revenue increased from $34,543 for the quarter ended September 30, 2012 to $58,383 for the quarter ended September 30, 2013.  This increase of $23,840 was a consequence of increased volumes transported and increased charges per MCF.

Condensate and skim oil sales amounted to $10,448 for the quarter ended September 30, 2013, which was lower than the $18,849 achieved for the same quarter in 2012. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from quarter to quarter.

Expenses:  Total operating expenses for the quarter ended September 30, 2013 were $1,048,385, compared to $1,090,216 for the quarter ended September 30, 2012, resulting in a decrease of $41,831.  This decrease was primarily a result of reduced general and administrative expenses that were partially offset by increases in lease operating expenses and depletion and depreciation expense.

•
General and Administrative Expense:  Total general and administrative expense fell to $657,076 for the quarter ended September 30, 2013, from $827,286 for the quarter ended September 30, 2012. The primary reason for the decrease of $170,210 was a $216,361 reduction in consulting fees incurred during the quarter ended September 30, 2013 compared to the same prior year period.  During the quarter ended September 30, 2012, we incurred $210,000 in fees for investor relations with no such fees incurred in the quarter ended September 30, 2013. General and administrative expenses fell across most categories with the exception of stock-based compensation, which recorded $131,036 in expense for the vesting of stock options awarded to the chief financial officer following his engagement in October 2012. Advertising and marketing expenses fell by $26,356, legal and accounting fees fell by $16,833 and investor funding expenses fell by $35,737 in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 as fundraising activities in the third quarter of the previous year were not repeated in the third quarter of 2013.

•
Lease Operating Expenses:  Total lease operating expenses for the quarter ended September 30, 2013 were $198,458 compared to $123,096 for the quarter ended September 30, 2012. The increase of $75,362 is a result of: (1) lease operating expenses of $43,384 for the Haggard A during the quarter ended September 30, 2013 compared to corresponding lease operating expenses in 2012; (2) an increase of lease operating expenses of $11,014 for the Morse #1-H well since this well was completed in September 2012; and (3) an increase of $7,258 in lease operating expenses for the Norbord well following an increase in our share of lease operating expenses from 25% in the quarter ended September 30, 2012 to 80% in the quarter ended September 30, 2013, which resulted from the non-consent of working interest owners to a workover operation that was ongoing during the quarter ended September 30, 2013.

•
Depletion and Depreciation Expense:  Total depletion and depreciation for the quarter ended September 30, 2013 was $150,050 compared to $104,402 for the quarter ended September 30, 2012.  The increase in expense was due to the addition of new wells and future development costs.

Other Income (Expenses):  Total other expenses for the quarter ended September 30, 2013 was $160,949, compared to income of $224,100 for the quarter ended September 30, 2012.  The primary reason for the decrease of $385,049 was a non-cash gain of $419,407 in the quarter ended September 30, 2012 resulting from the change in fair value of our warrant derivative liability. The change was caused by a decrease in the stock price between June 30, 2012 and September 30, 2012.  The 2007 derivative warrants expired in December 2012; therefore, the associated derivative warrant liability no longer exists.  Warrant modification expense of $33,980 was incurred in the quarter ended September 30, 2012 whereas no such expense was incurred in the quarter ended September 30, 2013.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $677,144 in the quarter ended September 30, 2013 compared to a net loss of $301,303 in the quarter ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Summarized Consolidated Results of Operations

			Increase
	2013	2012	(Decrease)
Total revenues	$1,423,465	$967,199	$456,266
Total operating expenses	3,437,606	5,634,723	(2,197,117)
Loss from operations	(2,014,141)	(4,667,524)	(2,653,383)
Total other expenses	(480,428)	(1,416,458)	(936,030)
Income tax expense	(3,515)	-	3,515
Net loss	$(2,498,084)	$(6,083,982)	$(3,585,898)

Revenues:  Total revenues for the nine months ended September 30, 2013 totaled $1,423,465 compared to $967,199 for the nine months ended September 30, 2012. Oil revenue for the nine months ended September 30, 2013 was $822,862, compared to $616,629 for the nine months ended September 30, 2012.  The 34% increase in oil revenue of $206,233 for the nine-month period ended September 30, 2013 was a consequence of a 25% increase in oil sales volume and an 8% in the realized oil sales price from $93.84 per barrel for the nine months ended September 30, 2012 to $101.13 per barrel for the nine months ended September 30, 2013.  The primary reasons for the increased sales volume in the nine months ended September 30, 2013 were:

•	The Morse #1-H produced in the first three quarters of 2013 but only in the third quarter of 2012, which resulted in an increase of $72,214 in revenue; and
•
The Haggard A and Haggard B wells did not have any production during the nine months ended September 30, 2012 but generated $63,168 and $43,557 in revenue during the nine months ended September 30, 2013, respectively.

Gas revenue increased by 96% from $209,523 for the nine months ended September 30, 2012 to $410,741 for the nine months ended September 30, 2013. This increase was primarily a result of a 49% increase in realized sales price and a 30% increase in sales volume from 2012 to 2013 for the corresponding nine-month periods. We received a realized sales price of $3.67 per MCF for the nine months ended September 30, 2013 compared to $2.46 per MCF for the nine months ended September 30, 2012. Gas sales of $142,835 from the Haggard A and $82,347 from the Haggard B accounted for the majority of the increase of $201,218 for the nine-month period ended September 30, 2013, which were partially offset from the loss of gas sales of $88,368 from the Norbord during the nine months ended September 30, 2012, as that well was abandoned in early 2013.

Transportation and gathering revenue increased $38,352 to $148,080 for the nine months ended September 30, 2013, compared to $109,728 for the nine months ended September 30, 2012 as a consequence of increased pipeline volumes and increased charges per MCF.

Condensate and skim oil was $41,782 and $31,319 for the nine months ended September 30, 2013 and September 30, 2012, respectively. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from quarter to quarter.

Expenses:  Total operating expenses for the nine months ended September 30, 2013 were $3,437,606 compared to $5,634,723 for the nine months ended September 30, 2012. This decrease of $2,197,117 was a result of decreases in general and administrative expenses that were partially offset by increases in lease operating costs and depletion and depreciation expense.

•
General and Administrative Expenses:  There was a $2,684,139 decrease in general and administrative expenses to $2,293,841 for the nine months ended September 30, 2013 from $4,977,980 for the nine months ended September 30, 2012.   The primary reason for the decrease was stock-based compensation of $2,195,743 incurred during the nine months ended September 30, 2012, whereas there was only $524,144 stock-based compensation incurred in the nine months ended September 30, 2013, a decrease of $1,671,599. The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants.

In addition, investor relations consulting fees decreased $1,043,553 to $-0- for the nine months ended September 30, 2013, due to contracts we engaged in for 2012 with companies to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities, stimulate their interest in us and assist with our press release production and dissemination.  These contracts were not renewed in 2013. There was an increase of $141,955 in salaries and wages during the nine months ended September 30, 2013, compared to the same period in 2012, due to the engagement of the chief financial officer in October 2012. In addition, advertising and marketing costs decreased $99,363 to $67,702 for the nine months ended September 30, 2013 due to various contracts held in 2012 with companies for investor relations that were not renewed in 2013.

•
Lease Operating Expense:  Total lease operating expenses for the nine months ended September 30, 2013 were $612,258 compared to $309,244 for the nine months ended September 30, 2012.  The increase of $303,014 is a result of: (1) $87,728 in increased lease operating expenses for the Morse #1-H well, which was in production for the nine months ended September 30, 2013 (except for a brief three week period for workover performed) compared to approximately three weeks in the nine months ended September 30, 2012; (2) $82,069 in lease operating expenses for the Haggard A, which commenced production in the second quarter of 2013 and incurred no lease operating expense in 2012; (3) the purchase of seven wells in June 2012, which resulted in an increase of $77,157 in lease operating expenses for the nine months ended September 30, 2013 compared to lease operating expenses incurred for only four months during the nine months ended September 30, 2012; (4) an increase of $28,376 in lease operating expenses for the Norbord well following an increase in our share of lease operating expenses from 25% in the nine months ended September 30, 2012 to 80% in the nine months ended September 30, 2013, which resulted from the non-consent of working interest owners to a workover operation that was ongoing during the nine months ended September 30, 2013; and (5) an increase of $24,306 in lease operating expenses for the Haggard B, which commenced production in the second quarter of 2012 and incurred lease operating expense during the entire nine months ended September 30, 2013.

•
Depletion and Depreciation Expense:  Total depletion and depreciation for the nine months ended September 30, 2012 was $241,022, compared to $383,970 for the nine months ended September 30, 2013. The increase of $142,948 was due to the addition of new wells and future development costs.

Other Income (Expenses):  Total other expenses for the nine months ended September 30, 2013 were $480,428, compared to other expense of $1,416,458 for the nine months ended September 30, 2012, resulting in a decrease of $936,030.   The primary reason for the decrease was a non-cash loss from the change in fair value of the derivative liability of $821,023 recognized in the nine months ended September 30, 2012 due to the increase in our stock price between December 31, 2011 and September 30, 2012. The 2007 derivative warrants expired in December 2012 eliminating the associated derivative warrant liability.

In addition, modifications to certain 2007 warrants during the nine months ended September 30, 2012, resulted in warrant modification expense of $294,534 compared to $-0- for the nine months ended September 30, 2013 as the 2007 derivative warrants expired in December 2012. There was also a decrease to the change in liquidated damages of $179,381 from a gain of $174,519 in the nine months ended September 30, 2012 to a loss of $4,862 in the nine months end September 30, 2013. There was a gain of $185,457 in the nine months ended September 30, 2012 due to the reversal of a penalty which had been originally recorded as an expense in the quarter ended March 31, 2012. There were no such transactions during the nine months ended September 30, 2013.  This decrease was offset by a change of $6,076 resulting from the interest accrual on the liquidated damages.

Income Tax Expense:  During the nine months ended September 30, 2013, we recognized a net income tax expense of $3,515 for state franchise taxes.  There was no income tax expense during the nine months ended September 30, 2012.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $2,498,084 for the nine months ended September 30, 2013 as compared to a net loss of $6,083,982 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We held $1,145,890 in cash at September 30, 2013, made up of a majority of our cash accounts. However, at September 30, 2013, several cash accounts had an overdraft that totaled $53,710, resulting in net cash of $1,092,180. We held $1,421,198 in cash at December 31, 2012, made up of a majority of our cash accounts. However, at December 31, 2012, several cash accounts had an overdraft that totaled $17,795, resulting in net cash of $1,403,403. Cash provided by operating activities was insufficient to cover cash used in investing activities, which included purchases of oil and gas mineral leases, well equipment and the cost of workover activities over the nine-month period ended September 30, 2013, resulting in a decrease in net cash of $311,223.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	2013	2012
Total cash provided by (used in):
Operating activities	$1,164,422	$(2,321,946)
Investing activities	(1,719,412)	(6,649,617)
Financing activities	279,682	5,704,591
Decrease in cash and cash equivalents	$(275,308)	$(3,266,972)

Cash provided by (used in) Operating Activities:  For the nine months ended September 30, 2013, cash provided by operating activities was $1,164,422, compared to $2,321,946 used in operating activities for the nine months ended September 30, 2012, resulting in an increase in cash provided by operating activities of $3,486,368.

The net loss of $6,083,982 for the nine months ended September 30, 2012 decreased by $3,585,898 to the net loss of $2,498,084 for the nine months ended September 30, 2013.

Non-cash income and expense items for the nine months ended September 30, 2013 totaled $969,285, a decrease of $3,033,351 from $4,002,636 in non-cash income and expense items for the nine months ended September 30, 2012.  This decrease occurred for the reasons set forth below.

Non-cash expense for stock-based compensation decreased $1,671,599 to $524,144 incurred during the nine months ended September 30, 2013, from $2,195,743 incurred during the nine months ended September 30, 2012.  This compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants as incentives for continuing our development. The change in the fair value of warrant derivative liability for the nine months ended September 30, 2013 was $-0-, compared to a non-cash expense of $821,023 for the nine months ended September 30, 2012. There was no warrant modification expense for the nine months ended September 30, 2013, compared to a non-cash expense of $294,534 for the nine months ended September 30, 2012.  Both the warrant derivative liability and warrant modification expense were $-0- for the nine months of 2013 due to the expiration of the associated warrants in December 2012. There was a decrease of $399,000 to $35,500 in non-cash expense for stock issued to consultants for the nine months ended September 30, 2013, compared to $434,500 for the nine months ended in 2012.  Depletion, depreciation, and accretion expense increased by $142,948 to $383,970 for the nine months ended September 30, 2013, from $241,022 for the nine months ended September 30, 2012.  This increase in depletion and depreciation expense resulted from the addition of new wells and future development costs.

Operating assets decreased by $1,472,761 in the nine months ended September 30, 2013, compared to an increase of $1,409,998 for the nine months ended September 30, 2012, resulting in a change of $2,882,759. Approximately $2,366,430 of this change is the result of related party receivables decreasing $1,248,417 in the nine months ended September 30, 2013, compared to an increase of $1,118,013 in the nine months ended September 30, 2012. Joint interest billings receivable decreased $224,344 in the nine months ended September 30, 2013 and increased $291,985 in the nine months ended September 30, 2012, resulting in a change of approximately $516,329. The decrease in these receivables was due to payments received and the netting of revenue from working interest owners during the nine months ended September 30, 2013. The remaining changes in operating assets of approximately $138,216 consisted of changes in accounts receivable trade and other assets.

Operating liabilities increased by $1,262,006 during the nine months ended September 30, 2013, compared to an increase of $1,349,160 for the nine months ended September 30, 2012, resulting in a decrease of $87,154. Accounts payable increased $123,152 for the nine months ended September 30, 2013, a decrease of $268,686 compared to the $391,838 increase in the nine months ended September 30, 2012. This decrease was related to workover expenses on the Morse #1-H, Norbord, and Haggard B wells incurred during the nine months ended September 30, 2012. The change in liquidated damages payable increased $179,381; from a decrease of $174,519 for the nine months ended September 30, 2012 for an increase of $4,862 for the nine months ended September 30, 2013 due to modifications to warrant agreements in 2012. Revenue payable increased $281,521 for the nine months ended September 30, 2013; an increase of $9,391, compared to the $272,130 increase during the nine months ended September 30, 2012.  The majority of this increase was due to monies being held in legal suspense for royalty owners pending completion of title work and division orders.  The remaining changes in other operating liabilities for the nine months ended September 30, 2013 gave rise to a decrease of approximately $7,240 when compared to changes for the nine months ended September 30, 2012.

Cash used in Investing Activities:  For the nine months ended September 30, 2013, cash used in investing activities was $1,719,412, compared to $6,649,617 for the nine months ended September 30, 2012, resulting in a decrease of $4,930,205. We spent $1,707,435 on the purchases of oil and gas properties and equipment during the nine months ended September 30, 2013, compared to $6,434,804 spent on lease and well equipment, and intangible drilling and completion costs for work done on the Haggard A, Haggard B and Morse #1-H wells during the nine months ended September 30, 2012, resulting in a decrease of $4,727,369 from the nine-month period in 2012 to the same period in 2013.

Cash provided by Financing Activities:  For the nine months ended September 30, 2013, cash provided by financing activities totaled $279,682, compared to $5,704,591 for the nine months ended September 30, 2012, resulting in a decrease of $5,424,909. In the nine months ended September 30, 2012, we received $5,855,086 in net proceeds from the sale of common stock and units of common stock and warrants, while net proceeds received during the nine months ended September 30, 2013 were $245,000, resulting in a decrease of $5,610,086. The remaining change in cash provided by financing activities for the nine months ended September 30, 2013 was primarily a result of a change in the cash overdraft amount. There was a $35,915 increase in our cash overdrafts for the nine months ended September 30, 2013, compared to a decrease of $144,757 in our cash overdrafts for the nine months ended September 30, 2012.

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

We expect that additional funds raised from future financing activities will be needed to finance our operations for the next twelve months.  The extent of our drilling program in 2014 is dependent on our ability to raise additional capital. There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We will also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of September 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2013, we sold in a private placement a total of 250,000 Units, each Unit consisting of two shares of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $1.00 per share, for an aggregate purchase price of $250,000. The warrants have an exercise price of $1.00 per share of common stock and will be exercisable for a period of three years from the date of issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: November 12, 2013	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: November 12, 2013	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer