Form 10-K
period 2013-12-31
Pegasi Energy Resources Corporation.
filed 2014-03-24
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2013, on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $28,356,536. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 12, 2014, there were 69,738,303 shares of registrant’s common stock outstanding.

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

Our Operations

We began our leasing and farm-in activities in the Rodessa field area of the East Texas oil and gas basin in 2000. Our initial leasehold purchase was comprised of approximately 1,500 gross acres, which has grown to approximately 28,697 gross acres. We serve as operator of the Cornerstone Project with a working interest partner, TR Energy Inc. (“TR Energy”), a related party, to develop our acreage position in the Cornerstone Project. We hold an 80% working interest in the majority of our leases with TR Energy holding a 20% working interest in those leases.  We have a few leases in which we hold smaller interests ranging from 25% - 50% with TR Energy and other minority investors holding the remaining working interests.  As of March 1, 2014, we operated 20 wells, of which 15 were producing.

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

Acquisition of Leases in the Cornerstone Project area

As of March 1, 2014, our leasehold position is approximately 28,697 gross acres and 17,898 net acres, of which our working interest is approximately 11,352 net acres.  Our acreage position declined, by approximately 3,000 gross acres and 1,624 net working interest acres, over the last 12 months.  This decline followed the expiration of leases, which we chose not to renew for strategic reasons.

•
Supporting Our Drilling Program.  Our priority is now drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

•
Acquiring Additional Drilling Locations.  We have an extensive proprietary database that we use to identify additional drilling locations and target acreage for acquisition in the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources and expertise to develop them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  Acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling opportunities.

Development of Resources in the Cornerstone Project area

Approximately two-thirds of our net leased acreage is currently undeveloped (approximately 7,524 undeveloped net acres of a total of 11,352 net acres as of March 1, 2014). The primary focus of our drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production rather than to develop our existing reserves on developed acreage.

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone. Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere, to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. A jet pump system was initially employed to assist production and the well was later shut in for a period of 33 days between August and September 2012, for the installation of a gas lift production system. The well was shut in again on February 25, 2013, for the performance of a remedial work-over operation. The well returned to production on March 19, 2013. The production rate initially stabilized at a rate of approximately 55 Bbl/day of oil and 75 MCF of gas per day. The production rate subsequently declined to an average of 38 Bbl/day of oil as recorded in January 2014. This decline has been irregular and we have observed unexpected surges in production.  During a three day period in November 2013, production surged to a peak of 83 Bbl/day from the previous average of approximately 30 Bbl/day. In early February 2014, production surged to a peak rate of 74 Bbl/day of oil over a three day period and later surged to a peak rate of 72 Bbl/day of oil over an eight day period. Due to these surges, the average production of approximately 35 BB/day during February 2014 was the highest recorded production since July 2013.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We are actively researching an intervention and intend to perform a workover of the well, which may involve the installation of a mechanical pump to replace the gas lift system; no date has yet been set for such work.  We expect that it would take approximately 30 days to install such a mechanical pump system. We believe that the successful production of oil from the Morse #1-H supports our development strategy. We have learned much from the drilling, completion and production of the Morse #1-H that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone. Having proven our development model, we now plan to drill wells with longer laterals involving 15 frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7-$9 million. We are not currently capitalized to drill a program of such wells to develop the Bossier/Cotton Valley Limestone and are actively engaged in securing the finance to fund such a drilling program. We have a 56% working interest in the Morse #1-H well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.  In March 2012, we successfully completed the Haggard A well, which is an offset to the Norbord discovery in 2010. The Haggard A was our most productive gas well in 2013.  Following unsuccessful work-over attempts in 2013 on the Norbord #1, which ceased production from the Travis Peak formation in September 2012, we plugged and abandoned the well in February 2014.  We also decided to abandon the Swamp Fox well and plugged it in February 2014.

Well Economics

We plan to develop our non-producing proven reserves through the recompletion of existing wells and the drilling of new wells.  These non-producing proven reserves are attributed to the Travis Peak/Pettit, Cotton Valley and Bossier formations.

Travis Peak/Pettit

Travis Peak/Pettit Recompletions	MMBO	BCF
Proved Developed Non-Producing	-	0.36
Proved Behind Pipe	0.24	6.81
Total	0.24	7.17

We plan to exploit the reserves outlined in the table above by recompleting existing vertical wells in the relatively shallow Travis Peak/Pettit formations at depths of between 6,000 and 7,800 feet.  These reserves are estimated to be 83% gas.  The estimated future development cost of these recompletions is estimated at approximately $3.4 million.  We estimate the finding and development cost of these recompletions at $0.39/Mcfe.

New Vertical Wells Targeting the Travis Peak/Pettit	MMBO	BCF
Proved Undeveloped	0.13	7.03

We plan to drill new vertical wells to depths of between 6,000 and 7,800 feet to recover the proven undeveloped reserves in the Travis Peak and Pettit formations detailed in the table above.  These reserves are estimated to be 90% gas, have a future development cost of $9.5 million and a finding and development cost of $1.21/Mcfe.

Cotton Valley

Cotton Valley Recompletions	MMBO	BCF
Proved Behind Pipe	0.04	1.50

By recompleting existing wells in the Upper Cotton Valley at depths of between 8,000 and 9,500 feet we plan to recover the proved behind pipe reserves detailed in the table above.  These reserves are estimated to be 87% gas and their future development cost is estimated at $1.2 million.  The finding and development cost is estimated at $0.70/Mcfe.

Bossier

Bossier Recompletions	MMBO	BCF
Proved Developed Non-Producing	0.08	0.05

By recompleting existing wells in the Bossier formation at depths of between 9,900 and 10,100 feet we plan to recover the proved developed non-producing reserves detailed in the table above.  These reserves are estimated to be 90% oil and their future development cost is estimated at $0.5 million.  The finding and development cost is estimated at $5.97/MBoe.

New Horizontal Wells Targeting the Bossier	MMBO	BCF
Proved Undeveloped	0.21	0.25

We plan to drill horizontal wells with lateral sections of 3,000 feet targeting the Bossier formation to recover the proved undeveloped reserves detailed in the table above.  These reserves are estimated to be 83% oil and their future development cost is estimated at $5.5 million.  The finding and development cost is estimated at $21.91/MBoe.

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

Oil and Gas Production, Production Prices and Production Costs

The following table summarizes our net oil and gas production, the average sales price per Bbl of oil and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31:

	2013	2012	2011
Production
Net oil production (Bbls)	10,170	11,516	4,063
Net gas production (Mcf)	164,842	109,277	117,461
Total production (MBoe) (1)	37,644	29,730	23,640
Average sales price per Bbl of oil	$99.84	$92.23	$93.63
Average sales price per Mcf of gas	$3.68	$2.67	$3.85
Average sales price per Boe	$43.08	$45.55	$35.21
Average production cost per Boe	$14.10	$14.67	$10.87

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil

Productive Wells

The following table sets forth information regarding the total gross and net productive wells as of December 31, 2013, expressed separately for oil and gas.  All of our productive wells are located in Texas.

	Number of Operating Wells
	Oil		Gas
	Gross	Net	Gross	Net
Texas	7	5.24	8	5.6

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

Developed and Undeveloped Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2013:

Texas	Gross	Net
Developed Acreage	6,152	3,828
Undeveloped Acreage	21,759	7,375
Total	27,911	11,203

Drilling Activity

	2013	2012
Drilling activity
Net productive exploratory wells drilled	-	2
Net dry exploratory wells drilled	-	-

During 2013, we did not participate in the drilling of  any new wells that were determined to be productive.

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2013 and 2012

	December 31, 2013 Reserves			December 31, 2012 Reserves
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Reserves category	(bbls)	(mcf)	(MBOE)	(bbls)	(mcf)	(MBOE)
PROVED
Developed
United States	137,480	1,131,178	326,009	130,584	759,307	257,135
Undeveloped
United States	620,182	15,587,482	3,218,096	598,069	13,475,572	2,843,998
TOTAL PROVED	757,662	16,718,660	3,544,105	728,653	14,234,879	3,101,133

Proved Undeveloped Reserves

The production performance of the Haggard A, which was completed in the Travis Peak and entered production in April 2013, has exceeded our expectations.  Based on the strong performance of the Haggard A, the estimated proved undeveloped reserves for the proposed Travis Peak wells that offset the Haggard and Norbord wells, have been revised upwards by the third party engineer. The increase from 2012 in the total estimated proved undeveloped reserves is detailed in the table below.

	MBbls	MMCF
Proved Undeveloped Reserves as Estimated December 31, 2012	598	13,476
Estimated PUD reserves from additional Travis Peak offset wells	13	1,248
Revisions of previous Travis Peak PUD reserve estimates	9	833
Revisions to other previous PUD estimates	0	31
Proved Undeveloped Reserves as Estimated December 31, 2013	620	15,587

There were no material changes in our proved undeveloped reserves (“PUDs”) associated with other wells during 2013. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding our progress to convert our PUDS to proved developed reserves. We are currently scheduled to drill these locations within the next five years.  We do not have material concentrations of PUDs in individual fields or countries that have remained undeveloped for five years or more after disclosure as PUDs.

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

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for the report and review of the independent third party reserves report.  The technical employee responsible for overseeing the process for preparation of the reserves estimates is our Chief Executive Officer, Michael H. Neufeld.  Mr. Neufeld holds a B.Sc. Degree in Geology from Louisiana State University and has worked in the oil and gas industry for over 40 years, including roles as Senior Exploration Geologist and Vice President of Exploration at various oil & gas companies, including Penzoil and Hunt Oil Company.  He is the sole person in the Company that reviews and approves the reserve estimates.

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

Regulation

Generally.  Our oil and gas exploration, production and related operations and activities are subject to extensive rules and regulations promulgated by federal, state and local governmental agencies. Failure to comply with such rules and regulations can result in substantial penalties. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production.

Regulations affecting production.  All of the states in which we operate generally require permits for drilling operations, require drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas.  Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring gas and requirements regarding the ratability of production.

These laws and regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil and gas within their jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation of production, but there can be no assurance they will not do so in the future.

In the event we conduct operations on federal, state or Indian oil and gas leases, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements and on-site security regulations, and other appropriate permits issued by the Bureau of Land Management or other relevant federal or state agencies.

Regulations affecting sales.  The sales prices of oil and gas are not presently regulated but rather are set by the market.  We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, the proposals might have on the operations of the underlying properties.

The Federal Energy Regulatory Commission (the “FERC”) regulates interstate gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production.  The price and terms of access to pipeline transportation are subject to extensive federal and state regulation.  The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation.  These initiatives also may affect the intrastate transportation of gas under certain circumstances.  The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. We do not believe that we will be affected by any such FERC action in a manner materially different from other gas producers in our areas of operation.

The price we receive from the sale of oil and gas is affected by the cost of transporting those products to market.  Interstate transportation rates for oil, gas and other products are regulated by the FERC.  The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation-based rate increase.  We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs, which may have the effect of reducing wellhead prices for oil and gas.

Market manipulation and market transparency regulations.  Under the Energy Policy Act of 2005 (the “EP Act 2005”), the FERC possesses regulatory oversight over gas markets, including the purchase, sale and transportation of gas by “any entity” in order to enforce the anti-market manipulation provisions in the EP Act 2005. The Federal Trade Commission (the “FTC”) has similar regulatory oversight of oil markets in order to prevent market manipulation.  The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act.  With regard to our physical purchases and sales of crude oil and gas, our gathering of these energy commodities, and any related hedging transactions that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC, the FTC and/or the CFTC.  These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.  Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

Gathering regulations.  Section 1(b) of the Natural Gas Act (the “NGA”) exempts gas gathering facilities from the jurisdiction of the FERC under the NGA.  We own certain gas pipelines that we believe meet the traditional tests that the FERC has used to establish a pipeline’s status as a gatherer not subject to the FERC jurisdiction.  The distinction between the FERC-regulated transmission facilities and federally unregulated gathering facilities is, however, the subject of substantial, ongoing litigation, so the classification and regulation of our gathering lines may be subject to change based on future determinations by the FERC, the courts or Congress.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and in some instances complaint-based rate regulation.  Our gathering operations are also subject to state ratable take and common purchaser statutes, designed to prohibit discrimination in favor of one producer over another or one source of supply over another.  The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather gas.  In addition, our gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services, though we do not believe that we would be affected by any such action in a manner materially differently than other companies in our areas of operation.

Environmental Matters

Our operations pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the emission and discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of certain permits prior to commencing certain activities or in connection with our operations; restrict or prohibit the types, quantities and concentration of substances that we can release into the environment; restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources; require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells; and impose substantial liabilities for pollution resulting from our operations.  Such laws and regulations may substantially increase the cost of our operations and may prevent or delay the commencement or continuation of a given project and thus generally could have an adverse effect upon our capital expenditures, earnings or competitive position.  Violation of these laws and regulations could result in significant fines or penalties.  We have not experienced accidental spills, leaks and other discharges of contaminants at some of our properties, but may do so in the future, as have other similarly situated oil and gas companies, and some of the properties that we have acquired, operated or sold, or in which we may hold an interest but not operational control, may have past or ongoing contamination for which we may be held responsible.  We may acquire operations that are located in environmentally sensitive environments, such as coastal waters, wetlands and other protected areas.  In addition, we may acquire properties that are located in areas particularly susceptible to hurricanes and other destructive storms, which may damage facilities and cause the release of pollutants. Our environmental insurance coverage may not fully insure all of these risks. The costs of remedying such conditions may be significant, which could have a material adverse impact on our financial condition and operations.

We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2014.  We do not believe that we will be required to incur material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on our operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have an adverse impact on our operations.

Hazardous substances.  The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  We are able to control directly the operation of only those wells with respect to which we act as operator.  Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us.  We are not aware of any liabilities for which we may be held responsible that would materially and adversely affect us.

Waste handling.  The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes.  RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (the “EPA”) or state agencies as solid wastes.  Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous wastes if such wastes have hazardous characteristics.  Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

Air emissions.  The Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits or utilize specific emission control technologies to limit emissions.  For example, in August 2012, the EPA adopted new rules that impose additional air emission control standards on well completion activities and certain production equipment, such as glycol dehydrators and storage vessels. Some of these new rules, such as a requirement for flaring of gas not sent to a gathering line, became effective in October 2012, but the most significant new rule, requiring the use of “green completions” emission control technology to reduce air emissions during well completions, does not become effective until January 1, 2015. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and potentially criminal enforcement actions.  Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities owned or operated by us. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Water discharges.  The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws and regulations impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency.  Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water from our operations and may be required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil, including refined petroleum products. We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with their terms. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  In addition, the United States Oil Pollution Act of 1990 (“OPA”) and similar legislation enacted in Texas, Louisiana and other coastal states impose oil spill prevention and control requirements and significantly expand liability for damages resulting from oil spills.  OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil spill response and removal costs and a variety of public and private damages.

Global warming and climate change.  In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes.  Based on these findings, the EPA adopted rules regulating greenhouse gas emissions under the Clean Air Act, including emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. We believe that we are in compliance with all greenhouse gas emissions reporting requirements applicable to our operations.

In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emission control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Hydraulic fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. The EPA’s study includes 18 separate research projects addressing topics such as water acquisitions, chemical mixing, well injection, flowback and produced water, and wastewater treatment and waste disposal. The EPA has indicated that it expects to issue its study report in late 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by late 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

To our knowledge, there have been no citations, suits or contamination of potable drinking water arising from our hydraulic fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.

Endangered species.  The Endangered Species Act and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species.  Some of our well drilling operations are conducted in areas where protected species are known to exist.  In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting drilling operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on protected species.  It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species.  The presence of a protected species in areas where we perform drilling activities could impair our ability to timely complete well drilling and development and could adversely affect our future production from those areas.

Pipeline safety.  Some of our pipelines are subject to regulation by the U.S. Department of Transportation (the “DOT”) under the Pipeline Safety Improvement Act of 2002, which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and further amended by the Pipeline Safety, Regulation Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act amendments”). The DOT, through the Pipeline and Hazardous Materials Safety Administration, has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, oil and condensate transmission pipelines that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined to include areas with specified population densities, buildings containing populations with limited mobility, areas where people may gather along the route of a pipeline (such as athletic fields or campgrounds), environmentally sensitive areas and commercially navigable waterways. Under the DOT’s regulations, integrity management programs are required to include baseline assessments to identify potential threats to each pipeline segment, implementation of mitigation measures to reduce the risk of pipeline failure, periodic reassessments, reporting and recordkeeping.  These regulatory requirements may be expanded in the future upon completion of studies required by the 2011 Pipeline Safety Act amendments.

OSHA and other laws and regulations.  We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Claims are sometimes made or threatened against companies engaged in oil and gas exploration, production and related activities by owners of surface estates, adjoining properties or others alleging damages resulting from environmental contamination and other incidents of operations. We have been named as a defendant in a number of such lawsuits. While some jurisdictions in which we operate limit damages in such cases to the value of land that has been impaired, courts in other jurisdictions have allowed damage claims in excess of land value, including claims for the cost of remediation of contaminated properties. However, we do not believe that resolution of these claims will have a material adverse impact on our financial condition and operations.

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

Employees

As of March 1, 2014, we had seven full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be excellent. We seek to use contract workers and anticipate maintaining a small full-time employee base.  We have a staff services agreement with CoAdvantage (formerly Odyssey One Source, Inc.) on a month-to-month basis whereby we jointly employ personnel and share employment responsibilities for the staff.

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

We incurred net losses of $3,704,533 and $6,523,292 for the years ended December 31, 2013 and 2012, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our lack of diversification will increase the risk of an investment in PERC, and our consolidated financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the oil and gas industry in a limited number of properties, initially in Texas.  Larger companies have the ability to manage their risk by geographic diversification.  However, we lack diversification, in terms of both the nature and geographic scope of our business.  As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, changes in field-wide rules, market limitations, or interruption of the processing or transportation of oil or gas.  If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

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

Our proved undeveloped locations are scheduled to be drilled over several years, subjecting us to uncertainties that could materially alter the occurrence or timing of our drilling activities.

We have assigned proved undeveloped reserves to certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage.  These identified locations represent a significant part of our growth strategy. At December 31, 2013, our estimated proved undeveloped reserves were approximately 91% of total estimated proved reserves.  Our ability to drill and develop these locations depends on a number of uncertainties, including (1) our ability to timely drill wells on lands subject to complex development terms and circumstances; (2) the availability of capital, equipment, services and personnel; (3) seasonal conditions; (4) regulatory and third-party approvals; (5) oil and gas prices; and (6) drilling and recompletion costs and results. Because of these uncertainties, we may defer drilling on, or never drill, some or all of these potential locations.  If we defer drilling more than five years from the date proved undeveloped reserves were first assigned to a drilling location, we may be required under SEC guidelines to downgrade the category of the applicable reserves from proved undeveloped to probable.  Any reclassification of reserves from proved undeveloped to probable could reduce our ability to borrow money and could reduce the value of our debt and equity securities.

Price declines may result in impairments of our asset carrying values.

Commodity prices have a significant impact on the present value of our proved reserves.  Accounting rules require us to impair, as a non-cash charge to earnings, the carrying value of our oil and gas properties in certain situations.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable, and an impairment may be required.  Any impairment charges we record in the future could have a material adverse effect on our results of operations in the period incurred.

We may have to limit our exploration and development activity, which may result in a loss of investment.

We have a relatively small asset base and limited access to additional capital. Due to our brief operating history and historical operating losses, our operations to date have not been a source of liquidity. We expect significant cash requirements during fiscal year 2014 for our well drilling and completion programs, potential land acquisitions and overhead and working capital purposes. We cannot assure you that we will have, or be able to obtain, sufficient capital to complete our planned exploration and development programs. If additional financing is not available, or is not available on acceptable terms, we will have to curtail our operations, and investors may lose some or all of their investment.

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

We may not be able to replace production with new reserves.

In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. Exploring for, developing or acquiring reserves is capital intensive and uncertain.  We may not be able to economically find, develop or acquire additional reserves.  Also, we may not be able to make the necessary capital investments if our cash flows from operations decline or external sources of capital become limited or unavailable.  We cannot give assurance that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $97.98 in 2013 and $96.11 in 2012, and the average wellhead price per thousand cubic feet of natural gas was $3.73  in 2013 and $2.66 in 2012 (source: U.S. Energy Information Administration).  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and the quantities of reserves recoverable on an economic basis.

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

Compliance with laws and regulations governing our activities could be costly and could negatively impact production.

Our oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

The state in which we operate requires permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. The state also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states may also limit the rate at which oil and gas can be produced from our properties.

The FERC regulates interstate gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance our ability to market and transport our gas, although it may also subject us to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

Our sales of oil re not presently regulated and are made at market prices.  The price we receive from the sale of oil is affected by the cost of transporting it to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs, which may have the effect of reducing wellhead prices for oil.

Under the EP Act 2005, the FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our gas operations have not been regulated by the FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional entities to FERC annual reporting.  Additional rules and legislation pertaining to those and other matters may be considered or adopted by the FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.

Our oil and gas exploration and production and related activities are subject to extensive environmental regulations and to laws that can give rise to substantial liabilities from environmental contamination.

Our operations are subject to extensive federal, state and local environmental laws and regulations, which impose limitations on the emission and discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances.  Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including properties in which we have an ownership interest but no operational control, properties we formerly owned or operated and sites where our wastes have been treated or disposed of, as well as at properties that we currently own or operate.  Such liabilities may arise even where the contamination does not result from any noncompliance with applicable environmental laws regardless of fault.  Under a number of environmental laws, such liabilities may also be strict, joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share.  Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.

We have incurred expenses in connection with environmental compliance, and we anticipate that we will continue to do so in the future.  Failure to comply with extensive applicable environmental laws and regulations could result in significant civil or criminal penalties and remediation costs, as well as the issuance of administrative or judicial orders limiting operations or prohibiting certain activities.  Some of our properties, including properties in which we have an ownership interest but no operating control, may be affected by environmental contamination that may require investigation or remediation.  Some of our operations are located in environmentally sensitive environments, such as coastal waters, wetlands and other protected areas.  Some of our operations are in areas particularly susceptible to damage by hurricanes or other destructive storms, which could result in damage to facilities and discharge of pollutants.  In addition, claims are sometimes made or threatened against companies engaged in oil and gas exploration and production by owners of surface estates, adjoining properties or others alleging damage resulting from environmental contamination and other incidents of operation, and such claims have been asserted against us as well as companies we have acquired.  Compliance with, and liabilities for remediation under, these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our business, financial condition and results of operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and gas that we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes.  Based on these findings, the EPA adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, including emissions of greenhouse gases from certain large stationary sources.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and gas production facilities, on an annual basis.

In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emission of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emission control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas we produce.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

On August 16, 2012, the EPA adopted final regulations under the Clean Air Act that, among other things, require additional emission controls for gas and NGL production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require the reduction of VOC emissions from gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions.  These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment.  Compliance with these requirements could increase our costs of development and production.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and disposal. The EPA has indicated that it expects to issue its study report in late 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by late 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These efforts could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms, ultimately make it more difficult or costly for us to perform hydraulic fracturing and increase our costs of compliance and doing business.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from various sources for use in our operations. During the past several years, West Texas and Southeastern New Mexico have experienced the lowest inflows of water in recent history, and these drought conditions expanded into the southern plains states in 2012. As a result of this severe drought, some local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

It is anticipated that there will be a limited trading market for our common stock on the Over-the-Counter Markets Group (“OTCQB”).  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock on the OTCQB may fluctuate widely.  As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities.  This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTCQB, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 62.97% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and confirm the investment experience and objectives of the person; and
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

Our field operations are conducted out of our Jefferson, Texas office at 3546 N. US Hwy. 59, Jefferson, Texas 75657, and the phone number is (903) 665-8225.  The lease is for 5,300 square feet and the monthly rent is $4,500 per month. The office space is being leased on a monthly basis.  The monthly cost includes surface-use rights for the storing of equipment.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas. As of March 1, 2014, we operated 20 wells, of which 15 were producing. We recently plugged two non-producing wells and we intend to perform work-over operations on the five non-producing wells.

As of March 1, 2014, our leasehold position is approximately 28,697 gross acres and 17,898 net acres of which our working interest is 11,352 acres. We hold working interests of between 25% and 80% in individual leases. Our leasing program’s primary objective is to support the planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renew leases that are due to expire in the units where we plan to drill.  Most of our proved undeveloped acreage is subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years.  Our intention is to renew all leases within our planned drilling zones that expire in the next three years.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently available for quotation on the OTCQB under the symbol “PGSI.”  Prior to September 23, 2013, our common stock was available for quotation on the Over-the-Counter Bulletin Board under the symbol “PGSI.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2013
	High	Low
First Quarter	$1.09	$0.54
Second Quarter	$1.03	$0.69
Third Quarter	$0.89	$0.55
Fourth Quarter	$0.70	$0.36

Year Ended December 31, 2012
	High	Low
First Quarter	$0.84	$0.43
Second Quarter	$1.05	$0.60
Third Quarter	$0.95	$0.65
Fourth Quarter	$0.70	$0.46

HOLDERS

As of March 12, 2014, we had approximately 89 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251.

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

RECENT SALES OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

On October 2, 2013, we issued 50,000 to a consultant for services rendered.  The shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”).

On December 20, 2013, we sold in a private placement a total of 1,944,119 Units (the “Units”), to certain investors for aggregate cash proceeds of $1,749,707.

Each Unit had a purchase price of $0.90 per Unit and consisted of  two (2) shares of common stock, $0.001 par value (the “Common Stock”)  and a  warrant to purchase one (1) share of common stock (the “Warrants”).  The Warrants have an exercise price of $0.70 per share of Common Stock and will be exercisable for a period of five years from the date of issuance.

The Units sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2), Rule 506 of Regulation D and Rule 903 of Regulation S promulgated under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Based on representations from the investors, the Company determined that the investors are either “accredited investors,” as such term is defined in Regulation D promulgated under the Securities Act or not a “U.S. person,” as that term is defined in Rule 902(k) of Regulation S promulgated under the Securities Act, and such investors acquired our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2013.

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

Acquisition of Leases in the Cornerstone Project area

As of March 1, 2014, our leasehold position is approximately 28,697 gross acres and 17,898 net acres, of which our working interest is approximately 11,352 net acres.  Our acreage position declined, by approximately 3,000 gross acres and 1,624 net working interest acres, over the last 12 months.  This decline followed the expiration of leases, which we chose not to renew for strategic reasons.

•
Supporting Our Drilling Program.  Our priority is now drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

•
Acquiring Additional Drilling Locations.  We have an extensive proprietary database that we use to identify additional drilling locations and target acreage for acquisition in the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources and expertise to develop them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  Acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling opportunities.

Development of Resources in the Cornerstone Project area

Approximately two-thirds of our net leased acreage is currently undeveloped (approximately 7,524 undeveloped net acres of a total of 11,352 net acres as of March 1, 2014). The primary focus of our drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production rather than to develop our existing reserves on developed acreage.

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere, to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. A jet pump system was initially employed to assist production and the well was later shut in for a period of 33 days between August and September 2012, for the installation of a gas lift production system. The well was shut in again on February 25, 2013, for the performance of a remedial work-over operation. The well returned to production on March 19, 2013. The production rate initially stabilized at a rate of approximately 55 Bbl/day of oil and 75 MCF of gas per day. The production rate subsequently declined to an average of 38 Bbl/day of oil as recorded in January 2014. This decline has been irregular and we have observed unexpected surges in production.  During a three day period in November 2013, production surged to a peak of 83 Bbl/day from the previous average of approximately 30 Bbl/day. In early February 2014, production surged to a peak rate of 74 Bbl/day of oil over a three day period and later surged to a peak rate of 72 Bbl/day of oil over an eight day period. Due to these surges, the average production of approximately 35 BB/day during February 2014 was the highest recorded production since July 2013.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We are actively researching an intervention and intend to perform a workover of the well, which may involve the installation of a mechanical pump to replace the gas lift system; no date has yet been set for such work.  We expect that it would take approximately 30 days to install such a mechanical pump system. We believe that the successful production of oil from the Morse #1-H supports our development strategy. We have learned much from the drilling, completion and production of the Morse #1-H that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone. Having proven our development model, we now plan to drill wells with longer laterals involving 15 frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7-$9 million. We are not currently capitalized to drill a program of such wells to develop the Bossier/Cotton Valley Limestone and are actively engaged in securing the finance to fund such a drilling program. We have a 56% working interest in the Morse #1-H well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.  In March 2012, we successfully completed the Haggard A well, which is an offset to the Norbord discovery in 2010. The Haggard A was our most productive gas well in 2013.  Following unsuccessful work-over attempts in 2013 on the Norbord #1, which ceased production from the Travis Peak formation in September 2012, we plugged and abandoned the well in February 2014.  We also decided to abandon the Swamp Fox well and plugged it in February 2014.

Consolidated Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Summarized Consolidated Results of Operations

	2013	2012	Increase (Decrease)
Total revenues	$1,876,629	$1,546,861	$329,768
Total operating expenses	4,806,270	7,401,071	(2,594,801)
Loss from operations	(2,929,641)	(5,854,210)	(2,924,569)
Total other expenses	(774,892)	(665,567)	109,325
Loss from operations before income tax expense	(3,704,533)	(6,519,777)	(2,815,244)
Income tax expense	-	(3,515)	(3,515)
Net loss	$(3,704,533)	$(6,523,292)	$(2,818,759)

Revenues:  Total revenues for the year ended December 31, 2013 totaled $1,876,629 compared to $1,546,861 for the year ended December 31, 2012.  Oil revenue for the year ended December 31, 2013 was $1,015,398 compared to $1,067,113 for the year ended December 31, 2012. This decrease of $51,715 represented a 5% decrease in oil revenue and was a consequence of a 12% decline in sales volumes offset by an 8% increase in the realized oil sales price from $91.32 per barrel for the year ended December 31, 2012 to $99.84 per barrel for the year ended December 31, 2013.  The primary reasons for the fluctuation in sales volume during the year ended December 31, 2013 were:

•	The Morse #1-H was shut in for three weeks during 2013 while a workover was performed, which resulted in a net decrease of $179,585 in revenue;
•	The Haggard A well did not have any production during the year ended December 31, 2012 but generated $88,811 in revenue during the year ended December 31, 2013; and
•
The Haggard B well only had production in the last quarter of 2012 which generated $16,027 in revenue but had $55,394 in revenue during the year ended December 31, 2013 resulting in an increase of $39,367.

Gas revenue increased 110% from $292,412 for the year ended December 31, 2012 to $613,408 for the year ended December 31, 2013. This increase was primarily a result of a 51% increase in sales volume from 2012 to 2013 and a 38% increase in the realized sales price.  We received a realized sales price of $3.68 per MCF for the year ended December 31, 2013 compared to $2.67 per MCF for the year ended December 31, 2012. Gas sales of $251,464 from the Haggard A and $75,874 from the Haggard B accounted for the majority of the increase of $320,996 for the year ended December 31, 2013, which were partially offset from the loss of gas sales of $75,990 from the Norbord during the year ended December 31, 2012, as that well was abandoned in early 2013.

 Transportation and gathering revenue increased $61,348 from $144,693 for the year ended December 31, 2012, to $206,041 for the year ended December 31, 2013.  The increase was primarily a consequence of increased volumes transported.  Condensate and skim oil was $41,782 and $42,643 for the year ended December 31, 2013 and December 31, 2012, respectively.

Expenses:  Total operating expenses for the year ended December 31, 2013 were $4,806,270, compared to $7,401,071 for the year ended December 31, 2012, resulting in a total decrease of $2,594,801.  This change was primarily a result of a large decrease in general and administrative expenses offset by increases in lease operating expenses, pipeline operating expenses and depletion and depreciation.

•
General and Administrative Expenses:  There was a $3,121,582 decrease in general and administrative expenses to $3,074,590 for the year ended December 31, 2013 from $6,196,172 for the year ended December 31, 2012.  The primary reason for the decrease was stock-based compensation of $2,719,888 incurred during the year ended December 31, 2012, whereas there was only $655,181 stock-based compensation incurred in the 2013, a decrease of $2,064,707. The compensation resulted from the issuance of stock options to selected employees, executives, directors, and consultants.

In addition, investor relations consulting fees decreased $1,021,970 to $35,500 for the year ended December 31, 2013, due to contracts we engaged in for 2012 with companies to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities, stimulate their interest in us and assist with our press release production and dissemination.  These contracts were not renewed in 2013. In addition, advertising and marketing costs decreased $226,598 to $86,170 for the year ended December 31, 2013 due to various contracts held in 2012 with companies for investor relations that were not renewed in 2013. These were offset by an increase of $171,173 in salaries and wages during the year ended December 31, 2013, compared to the same period in 2012, due to the engagement of the chief financial officer in October 2012.

•
Lease Operating Expense:  Total lease operating expenses for the year ended December 31, 2013 were $1,074,466 compared to $647,749 for the year ended December 31, 2013.  The increase of $426,717 is a result of: (1) $153,063 in increased lease operating expenses for the Morse #1-H well, which was in production for the full year in 2013 (except for a brief three week period for workover performed) compared to approximately four months of production during 2012; (2) $133,290 in lease operating expenses for the Haggard A, which commenced production in the second quarter of 2013 and incurred no lease operating expense in 2012; (3) the purchase of seven wells in June 2012, which resulted in an increase of $62,696 in lease operating expenses for the year ended December 31, 2013 compared to lease operating expenses incurred for only six months during the year ended December 31, 2012; (4) an increase of $36,352 in lease operating expenses for the Haggard B, which commenced production in the second quarter of 2012 and incurred lease operating expense for the full year during 2013; and (5) an increase of $26,385 in lease operating expenses for the Norbord well following an increase in our share of lease operating expenses from 25% in the year ended December 31, 2012 to 80% in the year ended December 31, 2013.

•
Depletion and Depreciation Expense:  Total depletion and depreciation for the year ended December 31, 2012 was $427,701, compared to $470,739 for the year ended December 31, 2013. The increase of $43,038 was due to the addition of new wells and development costs.

Other Income (Expenses):  Total other expenses for the year ended December 31, 2013 was $774,892, compared to $665,567 for the year ended December 31, 2012, resulting in an increase of $109,325.  The primary reason for the increase was a non-cash gain from the change in fair value of the derivative liability of $88,868 recognized in the year ended December 31, 2012.  The 2007 derivative warrants expired in December 2012 eliminating the associated derivative warrant liability.

Income Tax Expense:  During the year ended December 31, 2012, we recognized a net income tax expense of $3,515 for state franchise taxes, whereas no such expense was recorded in the year ended December 31, 2013.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $3,704,533 in the year ended December 31, 2013, compared to a net loss of $6,523,292 in the year ended December 31, 2012.

Liquidity and Capital Resources

We held $2,467,761 in cash at December 31, 2013, made up of a majority of our cash accounts. However, at December 31, 2013, several cash accounts had an overdraft that totaled $255,628 resulting in net cash of $2,212,133. We held $1,421,198 in cash at December 31, 2012, which when netted against the overdrafts of $17,795, resulted in a net cash of $1,403,403. The overall  increase in cash was due to net funds raised from the sale of stock and cash generated from operating activities which exceeded cash used in the investing activities, which included purchases of oil and gas mineral leases and well equipment.

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2013	2012
Total cash provided by (used in):
Operating activities	$582,972	$(2,746,312)
Investing activities	(1,770,162)	(8,282,697)
Financing activities	2,233,753	5,700,839
Increase (decrease) in cash and cash equivalents	$1,046,563	$(5,328,170)

Cash Provided by (Used in) Operating Activities:  For the year ended December 31, 2013, cash provided by operating activities was $582,972 compared to $2,746,312 used in operating activities for the year ended December 31, 2012, resulting in an increase of cash provided by operations of $3,329,284.

The net loss of $6,523,292 for the year ended December 31, 2012, decreased by $2,818,759 to $3,704,533 for the year ended December 31, 2013. Non-cash income and expense decreased $2,945,567 from $4,274,852 for the year ended December 31, 2012 to $1,329,285 for the year ended December 31, 2013.

Non-cash expense for stock-based compensation decreased $2,064,707 to $655,181 incurred during the year ended December 31, 2013, from $2,719,888 incurred during the year ended December 31, 2012.  This compensation resulted from the issuance of stock options to selected employees, executives and directors as incentive for continuing our development. There was a decrease of $860,000 in non-cash expense for stock issued to consultants for the year ended December 31, 2013 to $35,500, compared to $895,500 for the year ended December 31, 2012 due to the various contracts in 2012 that were terminated or not renewed in 2013.  The change in fair value of the warrant derivative liability for the year ended December 31, 2013 was $-0-, compared to non-cash income of $88,868 for the year ended December 31, 2012.  Both the warrant derivative liability and the change in their fair value were $-0- for 2013 due to the expiration of the associated warrants in December 2012. There was a decrease in warrant modification expense of $160,432 to $134,102 for the year ended December 31, 2013, compared to $294,534 for the year ended December 31, 2012 due to the expiration of warrants.  Depletion, depreciation, and accretion expense increased by $50,174 to $504,248 for the year ended December 31, 2013, primarily as a consequence of increased production and reserves.

Operating assets decreased by $1,606,568 for the year ended December 31, 2013, compared to an increase of $1,464,032 for the year ended December 31, 2012, resulting in a change of $3,070,600.  $2,472,789 of this change is the result of related party receivables decreasing $1,269,781 in the year ended December 31, 2013, compared to an increase of $1,203,008 for the year ended December 31, 2012.  Joint interest billings receivable decreased $233,421 in the year ended December 31, 2013 and increased $187,911 in the year ended December 31, 2012, resulting in a change of approximately $421,332.  The decrease in these receivables was due in part to payments received and the netting of revenues from working interest owners during the year ended December 31, 2013.  In addition, there was a substantial amount of drilling and completion work expenses on the Morse #1-H well during 2012 which resulted in an increase in receivables of $1,390,919, whereas with less drilling activity in 2013, the receivables due from working interest partners decreased.  Trade accounts receivable decreased by $103,988 in 2013, whereas they increased by $99,180 in 2012, resulting in an increase in cash flow of $203,168 in 2013.  The remaining changes in operating assets of approximately $26,689 consisted of changes in accounts receivable, related parties and other assets.

Operating liabilities increased by $1,351,652 for the year ended December 31, 2013, compared to an increase of $966,160 for the year ended December 31, 2012, resulting in a change of $385,492.  Accounts payable increased by $45,592 in 2013, whereas it had declined $392,833 in 2012, resulting in an increase of $438,425.  This increase was related to the workover expenses on the Morse #1-H, Norbord and Haggard B wells incurred during 2013.  The changes in liquidated damages increased $180,118, from a decrease of $173,486 for the year ended December 31, 2012 to an increase of $6,632 for the year ended to December 31, 2012, which was due to modifications to warrant agreements in 2012.  Revenue payable increased $160,877 for the year ended December 31, 2013, a decrease of $213,679, compared to the $374,556 increase during the year ended December 31, 2012.  The majority of this decrease was due to the release of monies during 2013 for amounts held in legal suspense for royalty owners pending completion of title work and division orders. The remaining changes in other operating liabilities of approximately $19,370 consisted of changes in accounts payable, related parties and other payables.

Cash Used in Investing Activities: For the year ended December 31, 2013, cash used in investing activities was $1,770,162, compared to $8,282,697 for the year ended December 31, 2012, resulting in a decrease of $6,512,535. We spent $8,037,047 on lease and well equipment, and intangible drilling and completion costs for work done on the Haggard A, Haggard B, and Morse #1-H wells during the year ended December 31, 2012, compared to $1,758,160 spent in 2013 on the completion of the Haggard B and the purchase of mineral leases, resulting in a decrease of $6,278,887. In addition, there was $245,485 spent on the purchases of property and equipment during the year ended December 31, 2012, compared to $11,892 in purchases during the year ended December 31, 2013, resulting in a decrease of $233,593.

Cash Provided by Financing Activities: For the year ended December 31, 2013, cash provided by financing activities totaled $2,233,753 compared to $5,700,839 for the year ended December 31, 2012, resulting in a decrease of $3,467,086. In the year ended December 31, 2012, we received $5,855,086 in net proceeds from the sale of common stock and units of common stock and warrants, compared to $1,999,231 in the year ended December 31, 2013. The remaining change in cash provided by financing activities for the year ended December 31, 2013 was primarily a result of changes in the cash overdraft. There was a $146,565 decrease in our cash overdrafts for the year ended December 31, 2012, compared to an increase of $237,833 in our cash overdrafts for the year ended December 31, 2013, resulting in an increase of $384,398.

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

December 2013 - February 2014 Financing

In December 2013, we sold in a private placement a total of 1,999,674 units, each unit consisting of two shares of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.70 per share, for an aggregate purchase price of $1,799,707.  In February 2014, we sold 781,000 additional units for an aggregate purchase price of $702,900.  Aggregate offering expenses for the private placement totaled $53,475.

In connection with the financing, we granted each purchaser registration rights.  We are obligated to use our commercially reasonable efforts to cause a registration statement registering for resale the common stock underlying the warrants to be filed no later than 120 days from the date of termination of the financing.

September 2013 Financing

In September 2013, we sold in a private placement a total of 250,000 Units (the “Units”), each Unit consisting of two shares of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $1.00 per share, for an aggregate purchase price of $250,000.  Offering expenses for the private placement totaled $5,000.

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

We have audited the accompanying consolidated balance sheets of Pegasi Energy Resources Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasi Energy Resources Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 24, 2014

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,467,761	$1,421,198
Accounts receivable, trade	300,132	404,120
Accounts receivable, related parties	26,584	13,002
Joint interest billing receivable, related parties, net	119,188	1,388,969
Joint interest billing receivable, net	42,302	275,423
Other current assets	45,718	58,678
Total current assets	3,001,685	3,561,390

Property and equipment:
Equipment	66,855	66,855
Pipelines	946,012	934,419
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	89,148	136,283
Website	-	15,000
Total property and equipment	1,165,211	1,215,753
Less accumulated depreciation	(473,163)	(449,931)
Property and equipment, net	692,048	765,822

Oil and gas properties:
Oil and gas properties, proved	17,583,190	17,193,227
Oil and gas properties, unproved	14,298,503	13,090,037
Capitalized asset retirement obligations	503,253	491,338
Total oil and gas properties	32,384,946	30,774,602
Less accumulated depletion and depreciation	(1,951,186)	(1,565,559)
Oil and gas properties, net	30,433,760	29,209,043

Other assets:
Restricted cash – drilling program	90,559	29,435
Certificates of deposit	78,560	78,450
Easements	34,848	34,848
Total other assets	203,967	142,733

Total assets	$34,331,460	$33,678,988

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
	2013	2012
Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft	$255,628	$17,795
Accounts payable	1,401,014	1,515,153
Accounts payable, related parties	2,924,089	2,399,524
Revenue payable	852,079	691,202
Interest payable, related parties	2,291,652	1,659,336
Liquidated damages payable	40,892	34,260
Other payables	59,627	77,957
Current portion of notes payable and capital leases	8,703	8,111
Total current liabilities	7,833,684	6,403,338

Drilling prepayments	90,559	29,435
Notes payable and capital leases	9,190	17,893
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	674,092	628,668
Total liabilities	16,768,171	15,239,980

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 68,169,923 and 62,602,377 shares issued and outstanding, respectively	68,170	62,603
Additional paid-in capital	45,599,663	42,776,416
Accumulated deficit	(28,104,544)	(24,400,011)
Total stockholders' equity	17,563,289	18,439,008

Total liabilities and stockholders' equity	$34,331,460	$33,678,988

The accompanying notes are an integral part of these consolidated financial statements.

 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
Revenues:
Oil and gas	$1,628,806	$1,359,525
Condensate and skim oil	41,782	42,643
Transportation and gathering	206,041	144,693
Total revenues	1,876,629	1,546,861

Operating expenses:
Lease operating expenses	1,074,466	647,749
Pipeline operating expenses	186,475	129,449
Depletion and depreciation	470,739	427,701
General and administrative	3,074,590	6,196,172
Total operating expenses	4,806,270	7,401,071
Loss from operations	(2,929,641)	(5,854,210)

Other income (expenses):
Interest income	110	166
Interest expense	(637,379)	(636,832)
Changes in fair value of warrant derivative liability	-	88,868
Warrant settlement/modification expense	(134,102)	(294,534)
Other income (expense), net	(3,521)	176,765
Total other income (expense), net	(774,892)	(665,567)

Loss from operations before income tax expense	(3,704,533)	(6,519,777)

Income tax expense	-	(3,515)

Net loss	$(3,704,533)	$(6,523,292)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.06)	$(0.12)

Weighted average shares outstanding – basic and diluted	63,658,587	56,082,199

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	48,953,679	$48,954	$31,164,705	$(17,876,719)	$13,336,940
Common stock issued for:
Services	1,300,000	1,300	894,200	-	895,500
Cash, net of offering costs	11,154,891	11,155	5,843,931	-	5,855,086
Cashless exercise of warrants classified as a derivative	1,193,807	1,194	1,127,634	-	1,128,828
Stock based compensation			2,719,888		2,719,888
Warrant price and extension modification	-	-	294,534	-	294,534
Warrant liability reclassified to equity due to modification	-	-	731,524	-	731,524
Net loss	-	-	-	(6,523,292)	(6,523,292)
Balance at December 31, 2012	62,602,377	62,603	42,776,416	(24,400,011)	18,439,008
Common stock issued for:
Services	50,000	50	35,450	-	35,500
Cash, net of offering costs	4,499,348	4,499	1,994,732	-	1,999,231
Cash exercise of warrants	8,000	8	4,792	-	4,800
Cashless exercise of warrants	1,010,198	1,010	(1,010)	-	-
Stock based compensation	-	-	655,181	-	655,181
Warrant settlement agreement	-	-	134,102	-	134,102
Net loss	-	-	-	(3,704,533)	(3,704,533)
Balance at December 31, 2013	68,169,923	$68,170	$45,599,663	$(28,104,544)	$17,563,289

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Operating Activities
Net loss	$(3,704,533)	$(6,523,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	470,739	427,701
Accretion of discount on asset retirement obligations	33,509	26,373
Stock based compensation	655,181	2,719,888
Common stock issued for consulting services	35,500	895,500
Loss on obsolete equipment	254	-
Gain on sale of equipment	-	(276)
Change in fair value of warrant derivative liability	-	(88,868)
Warrant settlement/modification expense	134,102	294,534
Changes in operating assets and liabilities:
Accounts receivable, trade	103,988	(99,180)
Account receivable, related parties	(13,582)	(1,500)
Joint interest billing receivable, related parties, net	1,269,781	(1,203,008)
Joint interest billing receivable, net	233,421	(187,911)
Other current assets	12,960	27,567
Accounts payable	45,592	(392,833)
Accounts payable, related parties	524,565	480,805
Revenue payable	160,877	374,556
Interest payable, related parties	632,316	632,316
Liquidated damages payable	6,632	(173,486)
Other payables	(18,330)	44,802
Net cash provided by (used in) operating activities	582,972	(2,746,312)

Investing Activities
Additions to certificates of deposit	(110)	(165)
Purchases of property and equipment	(11,892)	(245,485)
Purchase of oil and gas properties	(1,758,160)	(8,037,047)
Net cash used in investing activities	(1,770,162)	(8,282,697)

Financing Activities
Payments on notes payable and capital leases	(8,111)	(7,682)
Cash overdraft	237,833	(146,565)
Proceeds from exercise of warrants	4,800	-
Proceeds from sale of common stock, net of offering costs	1,999,231	5,855,086
Net cash provided by financing activities	2,233,753	5,700,839

Net increase (decrease) in cash and cash equivalents	1,046,563	(5,328,170)
Cash and cash equivalents at beginning of year	1,421,198	6,749,368
Cash and cash equivalents at end of year	$2,467,761	$1,421,198

See Note 4 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

c)  Accounts Receivable

The Company’s accounts receivable consists primarily of oil and natural gas sales and joint interest billings, which are recorded at the invoiced amount. Collateral is not required for such receivables, nor is interest charged on past due balances.  The Company extends credit based on management’s assessment of the customers’ financial condition and evaluates the allowance for doubtful accounts based on a receivable aging, customer disputes and general business and economic conditions.  No allowance was indicated at December 31, 2013 or 2012.  As of December 31, 2013, two customers totaled approximately 42% and 54% of the Company’s total accounts receivable. Accounts receivables from the same two customers in 2012, approximated 63% and 35% of total trade receivables at December 31, 2012.  As of December 31, 2013, there were two customers that accounted for 14% and 62% of the Company’s total joint interest billing receivables. Joint interest billing receivables from two customers in 2012 approximated 73% and 11%.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

d)  Property and Equipment

Property and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.  Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.  Depreciation expense was $85,112 and $81,168 for the years ended December 31, 2013 and 2012, respectively.

e)  Oil and Gas Properties

The Company uses the full-cost method of accounting for its oil and gas producing activities, which are all located in Texas. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment shall be added to the capitalized costs to be amortized.  Depletion expense for the years ended December 31, 2013 and 2012 was $385,627 and $346,533 ($10.24 and $11.66 per equivalent barrel), respectively.

All items classified as unproved property are assessed on an annual basis for possible impairment or reduction in value.  Properties are assessed on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.  As of December 31, 2013 and 2012, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves therefore the accompanying consolidated financial statements do not include a provision for impairment.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the operating results of the period.

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2013, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The 2010 through 2013 amounts are net of reimbursements received in those years for costs incurred in prior years under our leasing program. The majority of the evaluation activities are expected to be completed within five to ten years.

					2010
	Total	2013	2012	2011	and Prior

Property acquisition costs	$14,299,000	$1,209,000	$2,739,000	$1,306,000	$9,045,000

f)  Impairment of Long-Lived Assets

The carrying value of property and equipment is periodically evaluated under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, Property, Plant, and Equipment.  FASB ASC Topic No. 360 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.  The Company had no impairment in 2013 and 2012.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

i)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the years ended December 31, 2013 and 2012, the Company recognized $655,181 and $2,719,888, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

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

l)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the years ended December 31, 2013 and 2012 the Company had potentially dilutive shares of 42,499,238 and 41,043,486, respectively that were excluded from the earnings per share calculation because their impact would be antidilutive. For the years ended December 31, 2013 and 2012, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

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
DECEMBER 31, 2013 AND 2012

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$674,092	$674,092

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$628,668	$628,668

 The following table sets forth a summary of changes in fair value of our derivative liability for the years ended December 31, 2013 and 2012:

	2013	2012
Beginning Balance	$-	$1,949,220
Derivative warrants exercised	-	(1,128,828)
Reclassification to equity due to modification	-	(731,524)
Income included in net loss	-	(88,868)
Balance at December 31	$-	$-

See Note 8, for the table summary of changes in fair value of our asset retirement obligations for the years ended December 31, 2013 and 2012.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

o)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

3.     RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of December 31, 2013 and 2012, the balance of the certificates of deposit totaled $78,560 and $78,450 respectively.

2010 Drilling Program

During the last quarter of 2010, the Company executed participation and operating agreements with various independent oil and gas companies regarding the drilling of various wells.  Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  Since inception, total funds of $2,462,492 were received on this program, $2,374,844 was spent on drilling activities, and $58,213 was reclassified to promote income leaving a balance of $29,435. During the quarter ended March 31, 2013, the remaining balance was either refunded to the original investors or applied against investor joint interest billing receivable balances, as applicable, to close out the 2010 restricted cash and drilling program leaving a zero balance as of December 31, 2013. There has been no additional activity in this program since that date.

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.  Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  As of December 31, 2012, funds of $3,427,936 were received on this program and $3,430,183 was spent on drilling activities, and $13,714 was reclassified to promote income leaving a shortage of $15,961 which was reclassified to operating cash and included in the joint interest billing receivable at December 31, 2012. During 2013, additional funds of $2,257,314 were received on this program; $1,392,458 that the Company owed to these companies was applied to the programs during 2013, and $3,546,861 was spent on drilling activities. In addition, individual investor shortages at December 31, 2013 of $3,609 were reclassified to their joint interest billing receivables, leaving a balance of $90,559 in restricted cash and drilling prepayments at December 31, 2013.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

4.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the years ended December 31:

	2013	2012
Trade in proceeds on equipment	$-	$2,640

Asset retirement obligations incurred/revised	$11,915	$258,608

Cashless exercise of warrants classified as a derivative	$-	$1,128,828

Reclassification of derivative warrant liability to equity due to modification of warrants	$-	$731,524

Oil and gas assets financed through account payables	$517,392	$677,123

Promote liabilities applied against oil and gas assets	$-	$121,379

Equipment/vehicle financed through notes payable	$-	$7,592

The following is supplemental cash flow information for the years ended December 31:

	2013	2012
Cash paid during the year for interest	$5,063	$4,516
Cash paid during the year for taxes	$-	$3,515

5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Depreciation Methods	Depreciation Period
Equipment	Straight-line	7 Years
Pipelines	Straight-line	15 Years
Leasehold improvements	Straight-line	Lesser of the Estimated Useful Life or the Lease Term
Vehicles	Straight-line	5 Years
Office furniture	Straight-line	5 Years
Website	Straight-line	5 Years

6.   NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following at December 31:

	2013	2012
Capital lease of $7,592 to Xerox Corporation, with monthly installments of $198, including interest at 19.7%, maturing February 20, 2017.	$5,582	$6,740

Note payable of $28,059 to Ford Motor Credit, with monthly installments of $640, including interest at 4.54%, collateralized by a truck, maturing August 8, 2015.	12,311	19,264

Total notes payable and capital leases	17,893	26,004
Less current portion	8,703	8,111

Total long term (notes payable and capital leases)	$9,190	$17,893

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Future annual maturities of notes payable and capital leases at December 31, 2013 are as follows:

Year Ended
2014	$8,703
2015	6,745
2016	2,078
2017	367
Total	$17,893

7.    NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following at December 31:

	2013	2012
Note payable to Teton, Ltd., “Teton” (the “Teton Renewal Note”) in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of June 1, 2015. Renewed prior amended note which matured June 1, 2011. Secured by a stock pledge and security agreement.	$6,987,646	$6,987,646

Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the “Teton Promissory”). Additional funds added by amendment two in 2010 resulted in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015.	1,173,000	1,173,000

Total notes payable, related parties	8,160,646	8,160,646
Less current portion	-	-
Total long-term notes payable, related parties	$8,160,646	$8,160,646

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

Teton Promissory Note

The Teton Promissory note was amended effective January 1, 2010 to eliminate the requirement of interest payments.  A second amendment was executed which increased the available balance to $1,500,000 effective March 2, 2010.  Effective July 1, 2010, a third amendment to the Teton Promissory was executed to continue the elimination of the interest payments and to extend the maturity date of the note to January 2, 2011. Effective January 2, 2011, a fourth amendment was executed to extend the maturity date of the note to April 2, 2011 at which time all outstanding principal and accrued and unpaid interest would be due.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

On April 2, 2011, a fifth amendment was executed which eliminated the current interest payment and extended the maturity of the note from to June 1, 2013 at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The amendment also added an event of default whereby Teton may declare default on the note if the Company does not raise funds during or as a result of their engagement with a placement agent whom they initially engaged on March 25, 2011. In addition, the amendment granted Teton the right, to convert the outstanding balance on the Promissory note into shares of PERC’s common stock at a fixed conversion price of $0.60 per share.

On June 23, 2011, a sixth amendment was executed which extended the maturity date of the note to June 1, 2015, at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The event of default section and conversion of debt to equity section remained the same as in the fifth amendment.

8. ASSET RETIREMENT OBLIGATIONS

Pursuant to FASB ASC Topic No. 410, Asset Retirement and Environmental Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $503,253 and $491,338 at December 31, 2013 and 2012, respectively.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 22 wells, and has determined a range of abandonment dates through June 2027.

The following represents a reconciliation of the asset retirement obligations for the years ended December 31:

	2013	2012

Asset retirement obligations at beginning of year	$628,668	$343,687
Asset retirement obligations incurred in the current year	13,757	-
Revisions to estimates	(1,842)	258,608
Accretion of discount	33,509	26,373
Asset retirement obligations at end of year	$674,092	$628,668

In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained assurance from its independent petroleum engineer in 2013 that the plugging costs used in the estimation are appropriate.  The Company uses the expected present value technique to measure the fair value of the asset retirement obligations which is classified as a Level 3 measurement under FASB ASC Topic No. 820.

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
DECEMBER 31, 2013 AND 2012

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

The Company has granted stock options to key employees, directors, and consultants as discussed below:

Stock Options Issued

On October 5, 2013, an additional 1,000,000 of the stock options vested in accordance with the October 5, 2012 award agreement described below.  As of December 31, 2013, the Company recognized $655,181, the fair value of the vested options, as stock based compensation expense. The Company had $393,110 in unamortized compensation expense associated with options granted, which will be recognized during 2014.

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

On January 5, 2012, pursuant to the 2007 Plan, the Company issued stock options for 486,364 shares of common stock at an exercise price of $0.50 per share and 363,636 shares of common stock at an exercise price of $0.55 per share to various executives, selected employees and consultants for their contributions to the success of the Company.  All of the options vested immediately upon issuance at January 5, 2012, and are exercisable at any time, in whole or part, until January 5, 2017. This issuance resulted in stock based compensation of $290,735, which was calculated using the fair value of the options at grant date.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

In addition, on January 5, 2012, pursuant to the 2010 Plan, the Company issued stock options for 880,775 shares of common stock at an exercise price of $0.50 per share to selected employees and consultants for their contributions to the success of the Company.  All of the options vested immediately upon issuance at January 5, 2012, and are exercisable at any time, in whole or part, until January 5, 2017. This issuance resulted in stock based compensation of $304,078, which was calculated using the fair value of the options at grant date.

There were no options granted and 1,000,000 options vested during the year ended December 31, 2013.  There were 7,730,775 options granted and 5,730,775 options vested during the year ended December 31, 2012.

A summary of option activity during the years ended December 31, 2013 and 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2012	1,969,285	$0.78	$-
Options granted - January	1,730,775	0.51	0.34
Options granted - April	3,000,000	0.55	0.46
Options granted - October	3,000,000	0.66	0.52
Options exercised	-	-	-
Outstanding at December 31, 2012	9,700,060	0.57	-
Options granted	-	-	-
Options exercised	-	-	-
Outstanding at December 31, 2013	9,700,060	$0.57	$-

The following is a summary of stock options outstanding at December 31, 2013:

Exercise	Options	Remaining Contractual	Options
Price	Outstanding	Lives (Years)	Exercisable
$0.65	900,000	1	900,000
$0.42	1,059,285	2	1,059,285
$0.50	10,000	2	10,000
$0.50	486,364	3	486,364
$0.55	363,636	3	363,636
$0.50	880,775	3	880,775
$0.55	3,000,000	3.50	3,000,000
$0.66	3,000,000	8.75	2,000,000

Based on the Company's stock price of $0.60 at December 31, 2013, the options outstanding had an intrinsic value of $496,567.  At December 31, 2012 the Company’s stock price was $0.57 and the options outstanding had an intrinsic value of $322,565.

Total options exercisable at December 31, 2013 amounted to 8,700,060 shares and had a weighted average exercise price of $0.56.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at December 31, 2013 and 2012:

		Weighted Average
	Shares	Exercise Price
December 31, 2013	8,700,060	$0.56
December 31, 2012	7,700,060	$0.55

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
DECEMBER 31, 2013 AND 2012

The following table details the significant assumptions used to compute the fair market values of stock options granted or revalued during the years ended December 31:

	2013			2012
Risk free rates	0.71%	to	0.79%	0.33%	to	0.63%
Dividend yield			0%			0%
Expected volatility	106.86%	to	102.70%	111.85%	to	128.20%
Remaining term (years)	5.5 years	to	6 years	2.5 years	to	5.0 years

10.  WARRANTS OUTSTANDING

In December 2007, the Company issued 8,375,784 warrants to purchase 4,187,901 shares of common stock exercisable until December 31, 2012 in connection with a securities placement agreement.  Also in December 2007 and January 2008, the Company issued warrants to placement agents to purchase 847,465 shares of common stock as part of a securities purchase offering.  The warrants had an exercise price of $1.60 per share and could also be exercised on a cashless basis for a reduced number of shares.

The 2007 Warrant Agreement contained anti-dilution protection rights (“ratchet provision”) which required an adjustment to the exercise price of the warrants and a proportional adjustment to the number of shares of common stock issuable upon exercise of the warrants in the event the Company issues common stock, stock options, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.

During 2011, the Company issued common shares at a price per share lower than the current exercise price, which triggered the ratchet provision of the 2007 Warrants.  The effect of the anti-dilution provision resulted in an adjustment to the number of shares of common stock issuable upon exercise of the warrants.

Warrants Modified

During 2011, the Company offered holders of its 2007 Warrants an option to consider modification of the warrant agreements. The terms of the modification offer would: (1) waive all prior registration rights penalties, (2) remove the cashless exercise feature, (3) change the exercise price from $0.40 to $0.50, (4) extend the exercise term of the warrants by two years, and (5) delete the full-ratchet provisions.  The removal of the cashless exercise feature effectively made the Company liable for a potential registration rights penalty effective sixty days after the agreements were signed.  In March 2012, the Company offered the holders who had signed the 2011 modification agreement two rescission options which would correct the registration rights penalty liability.  Rescission Option A reverted the warrant back to its original 2007 terms with the original expiration date of December 31, 2012. Rescission Option B corrected the cashless exercise feature but retained all other modifications as noted above.  See Note 17, Commitments and Contingencies, for further explanation of the registration rights penalty.  The deletion of the full-ratchet provision resulted in a reclassification of the derivative liability on the signed agreements to additional paid-in capital.  See Note 12, Derivative Warrant Liability, for further explanation.

After the trigger of the ratchet provision, the modification of the 2007 warrants described above and subsequent cashless exercises of the 2007 warrants during 2011 there were 24,397,812 shares of common stock issuable upon exercise of the warrants with an exercise price of $0.40 remaining as of January 1, 2012.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

The total warrant modification expense of $294,534 for the year ended December 31, 2012, was reported in the Other Income (Expense) section of the consolidated statements of operations.

Warrants Issued

On December 20, 2013, the Company issued warrants to investors in a private placement to purchase an aggregate of 1,944,119 shares of common stock at an exercise price of $0.70 per share, exercisable until December 20, 2018. On December 30, 2013, during the same private placement, the Company issued warrants to investors to purchase an aggregate of 55,555 shares of common stock at an exercise price of $0.70 per share, exercisable until December 30, 2018.  See Note 11 for additional information.

On September 17, 2013, the Company issued warrants to investors in a private placement to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.00 per share, exercisable until September 17, 2016. See Note 11 for additional information.

During September 2013, the Company issued warrants to three investors who had held original 2007 warrants which expired in December 2012. These investors claimed they had not received the 2011 modification agreement and in connection with the execution of a settlement agreement to resolve any disputes between the Company and such investors, the Company issued an aggregate of 645,968 warrants to these investors to purchase 645,968 shares of common stock at an exercise price of $0.50 per share, exercisable until December 22, 2014.  The terms of the warrants issued were the same as the 2007 warrants, as modified by the 2011 modification agreement. Warrant settlement expense of $134,102 due to this settlement was recognized for the year ended December 31, 2013, and was reported in the Other Income (Expense) section of the consolidated statements of operations.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

A summary of warrant activity and shares issuable upon exercise of the warrants during the years ended December 31, 2013 and 2012 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2012	14,562,930	24,397,812	$0.52
Warrants cancelled under modification	(980,000)	(1,960,000)	0.40
Warrants issued under modification	980,000	1,960,000	0.50
Warrants issued	3,455,861	3,455,861	1.00
Warrants exercised	(663,725)	(2,493,236)	0.40
Warrants expired	(1,263,856)	(3,056,864)	0.40
Outstanding at December 31, 2012	16,091,210	22,303,573	0.65
Warrants issued	2,895,642	2,895,642	0.68
Warrants exercised	(1,008,000)	(2,008,000)	0.50
Outstanding at December 31, 2013	17,978,852	23,191,215	$0.66

The outstanding warrants had an intrinsic value of $585,830 at December 31, 2013.  All of the 17,978,852 warrants outstanding at December 31, 2013 are exercisable and expire at various dates between July 2014 and December 2018.

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

Common Stock Issuances

Stock issued for cash, net of share issuance costs:

On December 20, 2013, the Company completed a private placement transaction, pursuant to which it sold an aggregate of 1,944,119 units at $0.90 per unit to raise gross proceeds of $1,749,707 before deducting issuance costs of $45,475, resulting in net cash proceeds of $1,704,232. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock with an exercise price of $0.70 per share, exercisable for a period of five years from the date of issuance. On December 30, 2013, the Company sold an additional 55,555 of the same units, resulting in cash proceeds of $50,000.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Stock issued on cash/cashless basis:

During 2013, the Company issued 1,010,198 shares of common stock to an investor holding modified 2007 Warrants who exercised 1,000,000 warrants on a cashless basis.  The Company also issued 8,000 shares of common stock for $4,800 to an investor holding 2011 Warrants who exercised 8,000 warrants on the cash basis. See Note 10 for additional details.

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

During 2012, pursuant to the warrant modification agreement discussed in Note 10, the Company modified additional 2007 Warrant agreements representing 1,960,000 shares to eliminate the ratchet provision contained in the original agreements.  Since these agreements no longer had derivative features as a result of the modification, the amount of derivative warrant liabilities associated with the shares have been reclassified from derivative warrant liabilities to additional paid-in capital. The amount reclassified due to this modification was $731,524.

In December 2012, the remaining 1,263,856 of the 2007 Warrants representing 3,056,864 shares of common stock expired pursuant to the terms of the original agreement.

As of December 31, 2013 and 2012, the Company had no derivate warrant liabilities. The Company recognized a non-cash gain of $-0- and a non-cash gain of $88,868 during the twelve months ended December 31, 2013 and 2012, respectively.

13.     INCOME TAXES

The Company is a taxable corporation and the provision (benefit) for federal income taxes related to the Company’s operating results has been included in the accompanying consolidated statements of operations.

The income tax expense consists of the following:

	2013	2012
Deferred income tax expense:
U.S. Federal	$-	$-
Current income tax expense:
State and local	-	3,515
Income tax expense	$-	$3,515

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$7,081,252	$6,284,933
Deferred interest expense	1,131,484	916,497
Liquidated damages payable	11,648	11,648
Accretion expense	58,085	48,880
Contributions carry forward	323	765
Accrued salaries	797,431	645,451
Stock based compensation	848,835	659,488
Valuation allowance	(4,135,602)	(2,962,046)
Total deferred tax assets	5,793,456	5,605,616

Deferred tax liabilities:
Oil and gas properties	(5,646,984)	(5,463,819)
Fixed assets and organization costs	(146,472)	(141,797)
Total deferred tax liabilities	(5,793,456)	(5,605,616)

Net deferred tax liability	$-	$-

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management believes it is more likely than not that the full amount of the net operating loss carry forwards will not be realized or settled, and accordingly, a valuation allowance has been recorded.  The Company’s net operating loss carry forwards approximate $20,800,000 and will expire in various years commencing in 2023.

A reconciliation of the differences between the Company’s applicable statutory tax rate and its effective income tax rate for the years ended December 31, 2013 and 2012 follows:

	2013	2012
Rate	35%	35%
Tax at statutory rate	$(1,296,587)	$(2,217,919)
State taxes	-	3,515
Permanent and other	123,030	262,186
Change in valuation allowance	1,173,557	1,955,733
Income tax expense (benefit)	$-	$3,515

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.  The Company’s margin tax expense is derived by multiplying its taxable margin by 1%.  The taxable margin can be derived, at the Company’s discretion, in any one of three ways.  The Company can choose gross receipts less its cost of goods sold, gross receipts less its salary and wages, or 70% of its gross receipts. The Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.  No material margin tax accrual was necessary at December 31, 2013 or 2012.

The Company files tax returns in the U.S. federal jurisdiction, and the state of Texas jurisdiction.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.  The Company follows the provisions of uncertain tax provisions as addressed in FASB ASC 740-10.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company had no tax positions at December 31, 2013 or December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  At December 31, 2013, the Company’s tax returns relating to fiscal years ended December 31, 2009 through December 31, 2012 remain open to possible examination by the tax authorities.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

14.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa, operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Business segment revenue:
Oil and gas sales	$1,628,806	$1,359,525
Condensate and skim oil	41,782	42,643
Transportation and gathering	206,041	144,693
Total revenues	$1,876,629	$1,546,861

Business segment profit (loss):
Oil and gas sales	$163,749	$358,119
Condensate and skim oil	41,782	42,643
Transportation and gathering	(67,699)	(58,632)
General corporate	(3,067,473)	(6,196,340)
Loss from operations	$(2,929,641)	$(5,854,210)

	Year Ended December 31,
	2013	2012
Depletion and depreciation:
Oil and gas sales	$390,591	$353,657
Transportation and gathering	66,171	54,749
General corporate	13,977	19,295
Total depletion and depreciation	$470,739	$427,701

Capital expenditures:
Oil and gas sales	$1,598,429	$7,864,643
Transportation and gathering	11,660	244,937
General corporate	232	8,187
Total capital expenditures	$1,610,321	$8,117,767

	December 31,
	2013	2012
Business segment assets:
Oil and gas sales	$32,194,260	$30,101,703
Transportation and gathering	717,450	770,822
General corporate	1,419,750	2,806,463
Total assets	$34,331,460	$33,678,988

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

15.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31	2013	2012
Lease bonus paid to an entity controlled by officers	$1,149	$-
Rent paid to an entity controlled by other entities which are owned by PERC officers (c)	72,000	57,000
Interest expense to an entity controlled by officers	632,316	632,316
Receivables due from entities that are owned by officers and/or other entities that are controlled by officers	26,584	13,002
JIB receivables due from an entity controlled by an officer or director	119,188	1,388,969
Payables due to officers or to entities controlled by officers (a) (b)	2,924,089	2,447,387
Interest payable on notes owed to an entity controlled by officers	2,291,652	1,659,336
Notes payable owed to an entity controlled by officers	8,160,646	8,160,646
Revenue distribution payable due to an entity controlled by a director	35,306	44,621
Restricted cash owed for drilling that is due from an entity controlled by a director	2,419	-
Promote received from an entity controlled by a director	-	100,152
Management consulting fees paid to an officer prior to employment	-	116,719

(a)	Includes $2,325,523 and $1,898,386 of accrued salaries payable at December 31, 2013 and 2012, respectively. Also includes $240,000 of advances from officers at December 31, 2013 and 2012.
(b)	Includes $122,566 and $112,502 owed to an entity controlled by an officer for a 20% undivided interest in pipeline operations as of December 31, 2013 and 2012, respectively.
(c)
The Company leases office space under a non-cancelable operating lease with related parties that expired on January 1, 2012.  This lease has not been renewed and is being leased on a month to month basis.

16.   RISK CONCENTRATIONS

We maintain our deposits in one financial institution, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Company also maintains a sweep investment account which covers all of our bank accounts in order to reduce fees and earn maximum interest.  The balance in the sweep investment account is invested daily in federal obligations that are not covered by FDIC insurance.  The balance available for investment in the sweep account was approximately $2.7 million at December 31, 2013 and $1.6 million at December 31, 2012.  The Company has not experienced any losses with respect to uninsured balances. During 2013, all balances in U.S. non-interest bearing accounts were insured up to $250,000. During 2012, all balances in U.S. non-interest bearing accounts were fully insured.

Two customers accounted for approximately 49% and 41%, respectively, of the Company’s total sales for the year ended December 31, 2013.  Two customers accounted for approximately 67% and 27% of the Company’s total sales for the year ended December 31, 2012.  Revenues were reported from these customers in the oil and gas and transportation and gathering segments.

Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $1,041,000 and $621,000 in 2013 and 2012, respectively.

17. COMMITMENTS AND CONTINGENCIES

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
DECEMBER 31, 2013 AND 2012

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

Leases

The Company leased certain office space under a non-cancelable operating lease that expired in 2010.  The lease was not renewed and the office space is now being leased on a month-to-month basis.  In January 2012 the rent was reduced to $1,300 per month.  Lease expense was approximately $15,600 and $15,600 for the years ended December 31, 2013 and 2012, respectively.

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

As of March 31, 2012 there had been holders of the 2007 Warrant Agreements representing 10,261,672 shares that signed the 2011 warrant modification agreement and were subject to a registration rights penalty effective sixty days after the agreements were signed.  At that date the penalty was determined to be $314,341.  As of June 30, 2012 all of these warrant holders had signed the 2012 warrant modification agreement which changed the effectiveness date of the modification and reversed the penalty calculated in the prior quarter.  The reversal of the penalty resulted in a decrease to the penalty payable during 2012 of $173,486 which was recorded as income in the Other Income (Expense) section of the consolidated statement of operations.

At December 31, 2013, management reevaluated the status of the registration statement and determined an accrual of $40,892 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $40,892 and $34,260 in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.  The difference of $6,632 was recorded as an expense in the Other Income (Expense) section of the consolidated statement of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

18. SUBSEQUENT EVENTS

On February 27, 2014, the Company completed a private placement transaction, pursuant to which it sold a total of 781,000 at $0.90 per unit to raise gross proceeds of $702,900 before deducting issuance costs of $8,000, resulting in net cash proceeds of $694,900.  Each unit consisted of two shares of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.70 per share.

On February 11, 2014, a holder of the modified 2007 Warrants exercised 10,000 warrants to acquire 20,000 shares on a cashless basis, and received 6,380 shares of the Company’s common stock.

On January 30, 2014, pursuant to the 2012 Plan, the Company issued stock options for 7,000,000 shares of common stock at an exercise price of $0.79 per share to various executives, selected employees and directors for their contributions to the success of the Company.  All of the options vested immediately upon issuance at January 30, 2014, and are exercisable at any time, in whole or part, until January 30, 2019.  This issuance resulted in stock based compensation of $2,365,106, which was calculated using the fair value of the options at grant date.

In addition, on January 30, 2014, pursuant to the 2010 Plan, the Company issued stock options for 49,940 shares of common stock at an exercise price of $0.79 per share to selected employees for their contributions to the success of the Company.  All of the options vested immediately upon issuance at January 30, 2014, and are exercisable at any time, in whole or part, until January 30, 2019.  This issuance resulted in stock based compensation of $16,873, which was calculated using the fair value of the options at grant date.

During January 2014, two of the Company’s directors resigned and a new director was elected.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED
DECEMBER 31, 2013 AND 2012

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic No. 932, Extractive Activities—Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	2013	2012
Unproved oil and gas properties	$14,298,503	$13,090,037
Proved oil and gas properties (including asset retirement costs)	18,086,443	17,684,565
Less accumulated depreciation, depletion, amortization, and valuation allowance	(1,951,186)	(1,565,559)
Net capitalized costs	$30,433,760	$29,209,043

Capitalized costs include leasehold costs, lease and well equipment, capitalized intangible drilling costs, and capitalized intangible completion costs.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2013 and 2012, as follows:

	2013	2012
Acquisition of proved properties	$-	$3,612
Acquisition of unproved properties	$1,198,467	$2,612,309
Development costs	$618,721	$5,248,721

Results of Operations for Producing Activities

The following table presents the consolidated results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2013 and 2012:

	2013	2012
Revenues	$1,628,806	$1,359,525
Production costs	(1,074,466)	(647,749)
Depletion, depreciation, and valuation provisions	(385,626)	(346,533)
Exploration costs	-	-
Income before income tax expense	168,714	365,243
Income tax expense	(59,050)	(127,835)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$109,664	$237,408

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED
DECEMBER 31, 2013 AND 2012

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  The petroleum engineer that determined our reserves also planned and supervised the drilling of wells that the Company drilled in the East Texas project.  His 2013 and 2012 compensation, from the Company, for the planning and supervision of drilling wells was $295,406 and $994,993, respectively.  The petroleum engineer’s compensation for reserve estimation for that same time period was $19,301 and $23,992, respectively.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at January 1, 2011	458,286	13,814,440
Extensions and discoveries	722	859
Production	(4,063)	(117,461)
Revisions of previous estimates	(6,791)	1,168,176
Balance at December 31, 2011	448,154	14,866,014
Purchase of minerals in place	539	-
Extensions and discoveries	75,953	114,060
Production	(11,516)	(109,277)
Revisions of previous estimates	215,524	(635,919)
Balance at December 31, 2012	728,654	14,234,878
Purchase of minerals in place	381	-
Extensions and discoveries	13,128	1,248,000
Improved recoveries	40,248	-
Production	(10,170)	(164,842)
Revisions of previous estimates	(14,579)	1,400,624
Balance at December 31, 2013	757,662	16,718,660

Proved developed reserves:
December 31, 2011
Beginning of year	52,866	799,696
End of year	52,085	764,010
December 31, 2012
Beginning of year	52,085	764,010
End of year	130,584	759,307
December 31, 2013
Beginning of year	130,584	759,307
End of year	137,480	1,131,178

Proved Undeveloped reserves:
December 31, 2011
Beginning of year	405,420	13,014,744
End of year	396,069	14,102,004
December 31, 2012
Beginning of year	396,069	14,102,004
End of year	598,069	13,475,572
December 31, 2013
Beginning of year	598,069	13,475,572
End of year	620,182	15,587,482

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED
DECEMBER 31, 2013 AND 2012

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

Future cash inflows were computed by applying existing contract and 12-month average prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2013 and 2012, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2013	2012
Future cash inflows	$123,009,953	$108,771,742
Future production costs	(36,248,724)	(30,733,575)
Future development costs	(20,070,665)	(20,019,150)
Future income tax expenses	(19,350,500)	(17,390,340)
Future net cash flows	47,340,064	40,628,677
10% annual discount for estimated timing of cash flows	(18,155,672)	(17,823,432)
Standardized measure of discounted future net cash flows	$29,184,392	$22,805,245

	2013	2012
Beginning of year	$22,805,245	$23,763,506
Sales of oil and gas, net of production costs	(554,340)	(711,776)
Extensions, discoveries, and improved recoveries, less related costs	3,466,809	1,154,555
Accretion of discount	3,092,190	3,079,556
Net change in sales and transfer prices, net of production costs	(1,624,560)	1,993,665
Actual development costs incurred	399,962	5,248,721
Changes in estimated future development costs	(746,308)	10,995,864
Net change in income taxes	(1,467,361)	(1,084,726)
Changes in production rates (timing and other)	1,214,634	(22,712,742)
Purchases and sales of mineral interests	5,053	6,553
Revisions of previous quantities	2,593,068	1,072,069
End of year	$29,184,392	$22,805,245

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the reason discussed above.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 12, 2014 are set forth below:

Names:	Ages	Titles:	Position Held Since	Director Since
Michael H. Neufeld	64	President, Chief Executive Officer, and Director	November 22, 2006	November 22, 2006
Jonathan Waldron	45	Chief Financial Officer	October 5, 2012	n/a
William L. Sudderth	72	Executive Vice President, Land	November 22, 2006	n/a
Oliver Waldron	70	Director	August 3, 2011	August 3, 2011
Jay Moorin	62	Director	n/a	January 31, 2014

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

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

Jonathan Waldron - Chief Financial Officer

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

Oliver Waldron - Director

Oliver Waldron has been a director since August 2011. Mr. Waldron began his career at Anglo American Corporation of South Africa in 1968 where he undertook a wide range of project studies as team leader on natural resource development opportunities, developed new business in North and South America and managed both mining and oil and gas development projects in Canada, US and Mexico. In 1972, Mr. Waldron joined Tara Exploration and Development Co Ltd as Managing Director. In 1976, he worked as Management Consultant and Private Investor in natural resource projects.  In 1978, he worked as Chairman and Founder of Dragon Oil PLC where he brought the company listed on the London Stock Exchange in 1992.  In 1998, he joined Celtic Resources PLC as co-founder.  In 2000, he formed Hibernian Oil Company Limited.  From 2001 to 2008, he worked as Management Consultant in oil and gas projects in the Caspian Region assisting with technical, commercial, financial evaluations of new projects.  In 2009, Mr. Waldron joined Caspian Oil Resources Limited in Gibraltar as Chairman. He is a science graduate of the university College Cork and holds a Doctorate in Physics from the University of Oxford.  Mr. Waldron was selected to serve as a director due to his vast experience with oil and gas companies and his extensive entrepreneurial background.

Jay Moorin - Director

Jay Moorin became a director in January 2014.  Since 1998, Mr. Moorin has served as a founding general partner of ProQuest Investments, a healthcare venture capital firm. From 1991 to 1998, Mr. Moorin served as president and chief executive officer of Margainin Pharmaceuticals Inc., a publicly-traded biopharmaceutical company and also served as chairman of its board of directors from 1996 to 1998.  Prior to Margainin, Mr. Moorin held the position of Managing Director of Healthcare Banking at Bear Stearns & Co. Inc. and Vice President of Marketing and Business Development at a division of the ER Squibb Pharmaceutical Company.  Currently, Mr. Moorin serves on the board of directors of Eagle Pharmaceuticals (Chairman) and Mevion Medical Systems and is an advisor to DPT Capital Management, LLC, an investment firm and serves as a Trustee of the Equinox Funds Trust.  Previously, Mr. Moorin served on the board of directors of numerous public and private healthcare companies.  In addition, Mr. Moorin held the position of adjunct senior fellow of the Leonard Davis Institute of Health Economics at the University of Pennsylvania from 1997 to 2012.  Mr. Moorin holds a B.A. in economics with distinction from the University of Michigan.  Mr. Moorin was selected to serve as a director due to his significant executive leadership experience, including his experience leading several public companies, as well as his membership on public company boards. He also has extensive experience in financial and operations management, risk oversight, and quality and business strategy.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2013, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all directors, officers and employees.  A copy of the code of ethics is incorporated by reference as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the two highest paid executive officers whose total annual salary and bonus exceeded $100,000 for fiscal years 2013 and 2012. In accordance with the rules of the SEC, this table omits columns that are not relevant.

Name and Principal Position	Year	Salary ($)	Stock Awards (4) ($)	All Other Compensation ($)	Total ($)
Michael Neufeld (1)	2013	250,000	-	-	250,000
Chief Executive Officer	2012	250,000	754,628	-	1,004,628

Bill L. Sudderth (2)	2013	225,000	-	-	225,000
Executive Vice President	2012	225,000	754,628	-	979,628

Jonathan Waldron (3)	2013	200,000	655,181	-	855,181
Chief Financial Officer	2012	50,000	631,859	116,719	798,578

1.
Mr. Neufeld’s salary consists of $250,000 accrued during 2013 and $250,000 accrued during 2012. On January 5, 2012, we granted him options to purchase 21,241 shares of our common stock at a price of $0.50 per share and 181,818 shares of our common stock at a price of $0.55 per share, exercisable until January 5, 2017. On April 30, 2012, we granted him options to purchase 1,500,000 shares of our common stock at a price of $0.55 per share, exercisable until April 30, 2017. These options were fully vested on the grant date. No options were granted in 2013.

2.
Mr. Sudderth’s salary consists of $225,000 accrued during 2013 and $225,000 accrued during 2012. On January 5, 2012, we granted him options to purchase 21,240 shares of our common stock at a price of $0.50 per share and 181,818 shares of our common stock at a price of $0.55 per share, exercisable until January 5, 2017. On April 30, 2012, we granted him options to purchase 1,500,000 shares of our common stock at a price of $0.55 per share, exercisable until April 30, 2017. These options were fully vested on the grant date. No options were granted in 2013.

3.
Mr. Waldron began serving as the Chief Financial Officer on October 5, 2012. Mr. Waldron’s salary consists of $200,000 being paid during 2013, and $16,667 paid and $33,333 accrued during 2012. Prior to his employment he was paid consulting fees of $116,719 in 2012. On January 5, 2012, we granted him options to purchase 312,000 shares of our common stock at a price of $0.50 per share, exercisable until January 5, 2017.  During 2012, as part of his employment agreement, we granted him options to purchase 3,000,000 shares of our common stock at a price of $0.66 per share, exercisable until October 5, 2022.  These options vest in tranches of 1,000,000 shares over a two year period beginning on the grant date.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2013 for each of our executive officers.

Outstanding Equity Awards at Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Original Option Exercise Price ($)	Aggregate Market Value of Unvested stock ($)	Option Expiration Date
Michael Neufeld, CEO	238,095	-	-	0.42	-	December 24, 2015
	21,241	-	-	0.50	-	January 5, 2017
	181,818	-	-	0.55	-	January 5, 2017
	1,500,000	-	-	0.55	-	April 30, 2017
Bill L. Sudderth, Executive Vice President	238,095	-	-	0.42	-	December 24, 2015
	21,240	-	-	0.50	-	January 5, 2017
	181,818	-	-	0.55	-	January 5, 2017
	1,500,000	-	-	0.55	-	April 30, 2017
Jonathan Waldron, CFO	312,000	-	-	0.50	-	January 5, 2017
	2,000,000	1,000,000	-	0.66	393,110	October 5, 2022

Director Compensation

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 12, 2014.

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF CLASS (3)

Michael H. Neufeld (4)	Common Stock	25,743,647	(5)	31.54%

William L. Sudderth (4)	Common Stock	25,593,646	(6)	31.39%

Jonathan Waldron	Common Stock	1,312,000	(7)	1.85%

Oliver Waldron	Common Stock	225,000	(7)	*

Jay Moorin	Common Stock	7,859,170	(8)	10.95%

All Officers and Directors	Common Stock	42,199,720	(9)	48.44%
As a Group (5 persons)

Teton Ltd. (4)	Common Stock	14,333,743	(10)	18.01%

Centrum Bank AG (11)	Common Stock	5,830,000	(12)	8.02%

Ballindine Limited (13)	Common Stock	6,130,780	(14)	8.49%

MSFG Investments Inc. (15)	Common Stock	4,444,445		6.37%

TR Energy, Inc. (16)	Common Stock	4,200,000		6.02%

* Less than 1%.

(1) The address is c/o Pegasi Energy Resources Corporation, 218 N. Broadway, Suite 204, Tyler, Texas 75702.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 12, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 69,738,303 shares issued and outstanding on March 12, 2014.

(4) Messrs. Neufeld and Sudderth are co-owners, executive officers and directors of Teton Ltd.

(5) Includes 100,000 shares of common stock underlying warrants and 1,941,154 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 210,000 shares of common stock underlying warrants held by Teton Ltd. and 9,643,743 shares of common stock issuable upon conversion of debt held by Teton Ltd.  Mr. Neufeld disclaims 50% of the shares held by Teton Ltd., which corresponds to his 50% ownership interest in the entity.

(6) Includes 1,941,153 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 210,000 shares of common stock underlying warrants held by Teton Ltd. and 9,643,743 shares of common stock issuable upon conversion of debt held by Teton Ltd.  Mr. Sudderth disclaims 50% of the shares held by Teton Ltd., which corresponds to his 50% ownership interest in the entity.

(7) Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(8) Includes 2,011,112 shares of common stock underlying warrants and 303,168 shares of common stock owned by the 2011 Grantor Retained Annuity Trust of Jay Moorin, of which Mr. Moorin is Trustee.

(9) Includes 2,111,112 shares of common stock issuable upon conversion of warrants and 5,419,307 shares of common stock underlying options that are currently exercisable or exercisable within 60 days. Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 303,168 shares of common stock owned by the 2011 Grantor Retained Annuity Trust of Jay Moorin, 210,000 shares of common stock underlying warrants held by Teton Ltd. and 9,643,743 shares of common stock issuable upon conversion of debt held by Teton Ltd.

(10) Includes 210,000 shares of Common Stock underlying warrants and 9,643,743 shares of Common Stock issuable upon conversion of debt held by Teton Ltd. As of March 12, 2014, Teton Ltd. had $5,792,957 of outstanding principal and $1,660,274 of accrued interest that is convertible into shares of Common Stock at a conversion price of $1.20 per share, $1,194,689 of outstanding principal and $361,324 of accrued interest that is convertible into shares of Common Stock at a conversion price of $1.60 per share and $1,173,000 of outstanding principal and $303,126 of accrued interest that is convertible into shares of Common Stock at a conversion price of $0.60 per share.

(11) Gerhard Roeoesli and Alessandra Waibel have voting and investment control over shares owned by this entity.  The address of this shareholder is Kirchstrasse 3 9490 Vaduz, Principality of Liechtenstein.

(12) Includes 2,960,000 shares of common stock issuable upon conversion of warrants.

(13) John Wright, director of the Aile Limited, the corporate director of the investor, has voting and investment control over shares owned by this entity.  The address of this shareholder is Heritage Hall, Me Marchant St., St. Peter Port, Guernsey G41 6H7.

(14) Includes 2,502,780 shares of common stock issuable upon conversion of warrants.

(15) Mehdi Shams has voting and investment control over shares owned by this entity.  The address of this shareholder is Unicapital (London) Ltd., 6th Floor, 23 Buckingham Gate, London SWIE 6LB, United Kingdom.

(16) Mike Neufeld and William Sudderth have voting and investment control over shares owned by this shareholder.  The address of this entity is PO Box 479, Tyler, Texas 75710.

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

Effective January 1, 2007, PERC, entered into a five-year lease agreement with Marion Swamp Fox L.P. providing for the use of office space.  On July 1, 2008 the lease for office space was amended to include additional office space and the lease payments were increased from $750 per month to $4,500 per month for the remaining term.  This lease expired January 1, 2012 and is now on a month to month basis. The total lease payments over the entire term of the lease equal $310,500.  Marion Swamp Fox LP is owned by Messrs. Neufeld, Sudderth.

POI, PERC, TR Rodessa, and 59 Disposal, had each executed a promissory note dated May 21, 2007, payable to Teton, an entity owned by Messrs. Neufeld and Sudderth, each an executive officer of the Company, in the original principal amount of $5,579,847.  The note evidences the combined total of prior working capital loans Teton made to PERC and its subsidiaries over the previous two years.  The note accrued interest at eight percent (8%) per annum. Additional funds totaling $1,095,000 were added to the note during 2009.  On June 1, 2010 a Promissory (Teton Renewable Note) note was executed to renew and extend the original promissory note dated May 21, 2007.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  Accrued interest and principal is due on the notes maturity date of June 1, 2015.  Under the terms of a memorandum of understanding dated May 21, 2007, between the Company and Teton, Teton has the right to convert that original amount into shares of common stock at any time after May 21, 2008 at $1.20 per share.  An amendment to the promissory note was executed on March 3, 2009 that gave Teton the right to convert the additional funds into shares of common stock at $1.60 per share. Upon the closing of 59 Disposal in 2012 its share of the note payable was transferred to PERC. The largest aggregate amount of principal outstanding during 2013 was $6,987,646 (See Note 7).  Interest expense on the note during 2013 was $559,008.

On October 14, 2009, PERC executed a promissory note payable to Teton that would allow the Company to receive up to $1,000,000.  On March 2, 2010 an amendment to the promissory note was executed that provided additional funds available of $1.5 million.  The note was amended on April 2, 2011, granting Teton the right to convert the outstanding balance on the note including accrued interest into shares of common stock at a fixed conversion price of $0.60 per share.  As of December 31, 2013, PERC had received $1,173,000 related to this note.  The accrued interest and outstanding principal are due on the maturity date of June 1, 2015.  Interest expense on this note during 2013 was $73,308.

In addition, at December 31, 2013 and 2012, we owed TR Energy an amount of $122,566 and $112,502, respectively, in connection with our purchase of a 20% undivided interest in their pipelines and disposal well.  TR Energy is owned by Messrs. Neufeld and Sudderth.

In July 2010, PERC entered into a participation agreement with Energi Drilling 2010A LP (“ED LP”) to raise funds for the drilling of the Norbord #1 and both the Swamp Fox #1 and Swamp Fox #2 wells.  David Moss, a director of Pegasi until his resignation in January 2014, is a managing member and majority owner of Energi Management LLC (“EM”) and EM is the general partner of Energi Drilling 2010A LP.  ED LP is a hedge fund that was established for the sole purpose of investing in oil and gas properties with PERC.  All transactions under the participation agreement for these wells were finalized during 2011 when the drilling was completed on them.

In November 2011, PERC amended the participation agreement with ED LP to include the Haggard B well.  PERC received $290,340 for a 15% working interest through completion on this well.  In February 2012, the participation agreement with ED LP was further amended to include the Morse well.  PERC received $195,397 for a 2.5% working interest on this well.  In October 2012, ED LP signed an agreement with PERC holding ED LP responsible for their liability for all costs in relation to the abandonment of the Swamp Fox wells and giving ED LP a $40,000 credit on their drilling expenses for the Morse well.  In March 2013, PERC issued a $10,000 credit to ED LP in final settlement of their liability on the abandonment costs of the Swamp Fox wells.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2013 and 2012, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were approximately $92,000 and $86,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2013 and 2012 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us during fiscal years ended December 31, 2013 and 2012 for tax related services.

All Other Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2013 and 2012 for other services.  During the years ended December 31, 2013 and 2012, there were no amounts billed for other services.

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

10.06	2010 Incentive Stock Option Plan, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010 and incorporated herein by reference.

10.07
Form of Renewal Promissory Note, issued to Teton, Ltd. on May 21, 2007, filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.08
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

10.17
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

10.19
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

10.21
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

10.23
Form of Sixth Amendment to Promissory Note, effective as of June 23, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2011 and incorporated herein by reference.

10.24
Form of Purchase Agreement, by and between Pegasi Energy Resources Corporation and MSFG Investments Inc., dated March 9, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.

10.25
Form of Purchase Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated September 10, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.26
Form of Registration Rights Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated September 10, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.27
Form of Warrant, issued September 10, 2012 by Pegasi Energy Resources Corporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.28
Form of Lock-Up Agreement, by and between Pegasi Energy Resources Corporation and its officers and directors, dated September 10, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.29
Employment Agreement, by and between Pegasi Energy Resources Corporation and Jonathan Waldron, dated October 5, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012 and incorporated herein by reference.

10.30
Form of Subscription Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated December 20, 2013, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013 and incorporated herein by reference.

10.31
Form of Registration Rights Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated December 20, 2013, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013 and incorporated herein by reference.

10.32
Form of Warrant, issued December 20, 2013, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013 and incorporated herein by reference.

14.01	Code of Ethics, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010 and incorporated herein by reference.

21.01	List of subsidiaries, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by reference.

23.01	Consent of James E. Smith & Associates, Independent Petroleum Engineers

23.02	Consent of Whitley Penn LLP

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Reserve Report of James E. Smith & Associates, Independent Petroleum Engineers

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: March 24, 2014	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: March 24, 2014	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD	Chief Executive Officer and Director	March 24, 2014
Michael Neufeld

/s/ JONATHAN WALDRON	Chief Financial Officer	March 24, 2014
Jonathan Waldron

/s/ JAY MOORIN	Director	March 24, 2014
Jay Moorin

/s/ OLIVER WALDRON	Director	March 24, 2014
Oliver Waldron