Form 10-Q
period 2014-03-31
Pegasi Energy Resources Corporation.
filed 2014-05-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

There were 69,926,530 shares of the registrant's common stock outstanding as of May 7, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,338,458	$2,467,761
Accounts receivable, trade	363,807	300,132
Accounts receivable, related parties	31,084	26,584
Joint interest billing receivable, related parties, net	13,795	119,188
Joint interest billing receivable, net	155,265	42,302
Other current assets	47,378	45,718
Total current assets	2,949,787	3,001,685

Property and equipment:
Equipment	66,855	66,855
Pipelines	954,385	946,012
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	89,148	89,148
Total property and equipment	1,173,584	1,165,211
Less accumulated depreciation	(493,779)	(473,163)
Property and equipment, net	679,805	692,048

Oil and gas properties:
Oil and gas properties, proved	18,412,680	17,583,190
Oil and gas properties, unproved	13,759,307	14,298,503
Capitalized asset retirement obligations	532,211	503,253
Total oil and gas properties	32,704,198	32,384,946
Less accumulated depletion and depreciation	(2,062,781)	(1,951,186)
Oil and gas properties, net	30,641,417	30,433,760

Other assets:
Restricted cash – drilling program	7,356	90,559
Certificates of deposit	78,586	78,560
Easements	34,848	34,848
Total other assets	120,790	203,967

Total assets	$34,391,799	$34,331,460

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft	$36	$255,628
Accounts payable	1,346,401	1,401,014
Accounts payable, related parties	3,059,391	2,924,089
Revenue payable	967,323	852,079
Interest payable, related parties	2,449,731	2,291,652
Liquidated damages payable	42,742	40,892
Other payables	61,754	59,627
Current portion of notes payable and capital leases	8,834	8,703
Total current liabilities	7,936,212	7,833,684

Drilling prepayments	7,356	90,559
Notes payable and capital leases	6,949	9,190
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	710,941	674,092
Total liabilities	16,822,104	16,768,171

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 69,828,303 and 68,169,923 shares issued and outstanding, respectively	69,828	68,170
Additional paid-in capital	52,098,441	45,599,663
Accumulated deficit	(34,598,574)	(28,104,544)
Total stockholders' equity	17,569,695	17,563,289

Total liabilities and stockholders' equity	$34,391,799	$34,331,460

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months
	Ended March 31,
	2014	2013
Revenues:
Oil and gas	$484,781	$321,287
Condensate and skim oil	9,189	21,205
Transportation and gathering	70,958	38,524
Total revenues	564,928	381,016

Operating expenses:
Lease operating expense	209,151	175,563
Pipeline operating expenses	57,662	43,123
Depletion and depreciation	132,212	103,460
General and administrative	3,857,168	953,718
Total operating expenses	4,256,193	1,275,864
Loss from operations	(3,691,265)	(894,848)

Other income (expense):
Interest income	26	29
Interest expense	(158,680)	(160,109)
Warrant modification expense	(2,642,266)	-
Other income (expense), net	(1,845)	950
Total other expense, net	(2,802,765)	(159,130)

Loss from operations before income tax expense	(6,494,030)	(1,053,978)

Income tax expense	-	-

Net loss	$(6,494,030)	$(1,053,978)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.09)	$(0.02)

Weighted average shares outstanding – basic and diluted	68,751,130	62,633,841

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March, 31
	2014	2013
Operating Activities
Net loss	$(6,494,030)	$(1,053,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	132,212	103,460
Accretion of discount on asset retirement obligations	8,968	8,487
Stock based compensation	3,091,270	262,072
Common stock issued for consulting services	72,000	-
Warrant modification expense	2,642,266	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(63,675)	106,124
Account receivable, related parties	(4,500)	(82)
Joint interest billing receivable, related parties, net	105,393	296,437
Joint interest billing receivable, net	(112,963)	114,575
Other current assets	(1,660)	16,822
Accounts payable	139,572	186,469
Accounts payable, related parties	135,302	81,731
Revenue payable	115,244	(49,151)
Interest payable, related parties	158,079	158,079
Liquidated damages payable	1,850	1,549
Other payables	2,127	38,221
Net cash provided by (used in) operating activities	(72,545)	270,815

Investing Activities
Additions to certificates of deposit	(26)	(29)
Purchases of property and equipment	(8,373)	(233)
Purchase of oil and gas properties	(485,557)	(613,897)
Net cash used in investing activities	(493,956)	(614,159)

Financing Activities
Payments on notes payable and capital leases	(2,110)	(1,978)
Cash overdraft	(255,592)	211,559
Proceeds from sale of common stock, net of offering costs	694,900	-
Net cash provided by financing activities	437,198	209,581

Net decrease in cash and cash equivalents	(129,303)	(133,763)
Cash and cash equivalents at beginning period	2,467,761	1,421,198
Cash and cash equivalents at end of period	$2,338,458	$1,287,435

See Note 4 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2013, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 24, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2013 annual consolidated financial statements, have been omitted.

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

 c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  During the three months ended March 31, 2014 and March 31, 2013, the Company recognized $3,091,270 and $262,072, respectively, of stock-based compensation, which has been recorded as a general and administrative expense in the consolidated statements of operations. Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months ended March 31, 2014 and 2013, the Company had potentially dilutive shares of 50,452,205 and 40,685,514, respectively, that were excluded from the earnings per share calculation because their impact would be antidilutive. For the three months ended March 31, 2014 and 2013, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents is anti-dilutive.

e) Notes Payable, Related Parties

Notes payable, related parties totaling $8,160,646 consisted of the “Teton Renewal Note” in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of June 1, 2015, secured by a stock pledge and security agreement and the “Teton Promissory” note in the amount of $1,173,000 dated October 14, 2009, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015, unsecured. There have been no changes in the note terms since December 31, 2012.

f) Certificates of Deposit

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of March 31, 2014 and December 31, 2013, the balance of the certificates of deposit totaled $78,586 and $78,560, respectively.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$710,941	$710,941

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$674,092	$674,092

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the three months ended March 31, 2014 and 2013:

	2014	2013
Beginning Balance - January 1,	$674,092	$628,668
Accretion expense	8,968	8,487
Liabilities settled	(8,261)	-
Revisions to estimates	36,142	-
Balance at March 31,	$710,941	$637,155

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

4.  SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the quarters ended March 31:

	2014	2013

Oil and gas assets financed through account payables	$323,207	$207,144

Asset retirement costs revised/removed	$27,881	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

The following is supplemental cash flow information for the quarters ended March 31:

	2014	2013
Cash paid during the period for interest	$601	$2,030
Cash paid during the period for taxes	$-	$-

5.  STOCK-BASED COMPENSATION

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

In 2012, pursuant to the 2012 Plan, the Company issued stock options to purchase 3,000,000 shares of common stock with an exercise price of $0.66 per share and a term of ten years to the new CFO. The options vest in tranches of 1,000,000 each year over two years following the award issuance and 1,000,000 vested immediately upon issuance. Accordingly, they are measured at fair value on the grant date and the compensation expense associated with the grant will be amortized over the vesting period. During the three months ended March 31, 2014, the Company recognized stock based compensation expense of $131,036.

Stock Options Issued

On January 30, 2014, pursuant to the 2010 Plan and 2012 Plan, the Company issued stock options for 49,940 and 7,000,000 shares of common stock, respectively, at an exercise price of $0.79 per share to selected employees and consultants for their contributions to the success of the Company.  All of the options vested immediately upon issuance at January 30, 2014, and are exercisable at any time, in whole or part, until January 30, 2019. This issuance resulted in stock based compensation of $2,381,979, which was calculated using the fair value of the options at grant date.

Stock Options Modified

On January 30, 2014, pursuant to Board resolution, the Company changed the terms of certain options under the 2007 Plan and 2010 Plan, as shown in the table below, to extend the exercise term for two years from their current expiration date.

	Current Expiration Date	Modified Expiration Date
Option Issue Date
2007 Plan Granted 2007	12/31/2014	12/31/2016
2007 Plan Granted 2012	1/5/2017	1/5/2019
2010 Plan Granted 2010	12/24/2015	12/24/2017
2010 Plan Granted 2012	1/5/2017	1/5/2019
2010 Plan Granted 2012	4/30/2017	4/30/2019

The modification resulted in incremental stock based compensation cost of $578,255, which was calculated as the difference in the fair value of the options immediately before and immediately after the modification using the Black-Scholes option pricing model.  The Company used the simplified method to determine the expected term on the options modified due to the lack of historical exercise data.  The following table details the significant assumptions used to compute the fair value of the option modifications:

	Before	After
Risk free rates	0.07% to 0.24%	0.24% to 0.48%
Dividend yield	0%	0%
Expected volatility	54.65% to 58.06%	55.10% to 73.49%
Remaining term (years)	0.5 years to 1.63 years	1.5 years to 2.63 years

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

There were no options granted and vested during the three months ended March 31, 2013. As of March 31, 2014 and 2013, the Company had $262,074 and $786,219 of unrecognized compensation expense related to non-vested stock-based compensation arrangements, respectively.

A summary of option activity during the quarter ended March 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Oustanding at December 31, 2013	9,700,060	$0.57	$-
Options granted	7,049,940	0.79	0.79
Options exercised	-	-	-
Outstanding at March 31, 2014	16,750,000	$0.66	$-

A summary of stock options outstanding as of March 31, 2014 is as follows:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	900,000	2.75	900,000
$0.42	1,059,285	3.75	1,059,285
$0.50	10,000	3.75	10,000
$0.50	486,364	4.75	486,364
$0.55	363,636	4.75	363,636
$0.50	616,600	4.75	616,600
$0.79	7,049,940	4.85	7,049,940
$0.55	3,000,000	5.25	3,000,000
$0.50	264,175	7.75	264,175
$0.66	3,000,000	8.5	2,000,000

Based on the Company's stock price of $0.80 at March 31, 2014, the options outstanding had an intrinsic value of $2,211,579.

Total options exercisable at March 31, 2014 amounted to 15,750,000 shares and had a weighted average exercise price of $0.66.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.  The following is a summary of options exercisable at March 31, 2014 and December 31, 2013:

	Shares	Weighted Average Exercise Price
March 31, 2014	15,750,000	$0.66
December 31, 2013	8,700,060	$0.55

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

The following table details the significant assumptions used to compute the fair market values of stock options granted during the quarter ended March 31, 2014:

Risk free rates	0.45%
Dividend yield	0%
Expected volatility	70.82%
Remaining term (years)	2.5 years

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

6.  WARRANTS OUTSTANDING

Warrants Modified

During the first quarter of 2014, the Company offered holders of certain warrants an option to consider modification of the warrants.  The terms of the offer would (1) extend the exercise term of the warrants by three years, and (2) increase the exercise price of the warrants, which would be exercisable on a cash-only basis. The deadline for accepting this offer was March 31, 2014.

Pursuant to the 2014 modification agreement, the Company changed the terms of warrants to purchase an aggregate of 14,880,762 shares to increase their exercise price and to extend the exercise term by three years.  See the table below for a summary of the modifications for the various outstanding warrants.

	Current Exercise Price	Modified Exercise Price	Current Expiration Date			Modified Expiration Date
Warrant Issue Date
Issued in 2007 and modified in 2012	$0.50	$0.70			12/22/14			12/22/2017
Issued in July 2011	$0.60	$0.85			7/28/2014			7/28/2017
Issued in Sept 2011	$0.60	$0.85			9/15/2014			9/15/2017
Issued in Sept 2012	$1.00	$1.15	9/10/15	and	9/28/15	9/10/18	and	9/28/18
Issued in Sept 2012 to placement agents	$0.60	$0.70			9/28/2017			9/28/2020
Issued in Sept 2013	$0.50	$0.70			12/22/2014			12/22/2017
Issued in Sept 2013	$1.00	$1.10			9/19/2016			9/19/2019

The modification resulted in warrant modification expense of $2,642,266, which was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model.

The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before	After
Risk free rates	0.08% to 0.99%	0.99% to 2.07%
Dividend yield	0%	0%
Expected volatility	52.24% to 83.24%	78.94% to 106.11%
Remaining term (years)	0.35 years to 3.53 years	3.33 years to 6.53 years

Warrants Exercised

On February 11, 2014, the Company issued 6,380 shares of common stock to an investor holding modified 2007 Warrants who exercised 10,000 warrants on a cashless basis.

A summary of warrant activity and shares issuable upon exercise of the warrants during the quarter ended March 31, 2014 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Oustanding at December 31, 2013	17,978,852	23,191,215	$0.66
Warrants cancelled under modification	(11,660,762)	(14,880,762)	0.63
Warrants issued under modification	11,660,762	14,880,762	0.84
Warrants issued	781,000	781,000	0.70
Warrants exercised	(10,000)	(20,000)	0.50
Outstanding at March 31, 2014	18,749,852	23,952,215	$0.80

The outstanding warrants at March 31, 2014 had an intrinsic value of $1,323,195.  All of the 18,749,852 warrants outstanding at March 31, 2014 are exercisable and expire at various dates between September 2014 and September 2020.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

7.  STOCKHOLDERS’ EQUITY

On February 11, 2014, the Company issued 6,380 shares of common stock to an investor holding modified 2007 Warrants who exercised 10,000 warrants on a cashless basis.  See Note 6 for additional details.

On February 27, 2014, the Company completed a private placement transaction, pursuant to which it sold an aggregate of 781,000 units at $0.90 per unit to raise gross proceeds of $702,900 before deducting issuance costs of $8,000, resulting in net cash proceeds of $694,900. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock with an exercise price of $0.70 per share, resulting in 1,562,000 shares and 781,000 warrants.  The warrants are exercisable for a period of five years from the date of issuance.

On March 27, 2014, the Company issued 90,000 shares of common stock to a consultant valued at $72,000. These shares were valued using the closing market price on the date of the grant.  This expense has been recorded as general and administrative expense in the consolidated statements of operations.

8.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Business segment revenue:
Oil and gas sales	$484,781	$321,287
Condensate and skim oil	9,189	21,205
Transportation and gathering	70,958	38,524
Total revenues	$564,928	$381,016

Business segment profit (loss):
Oil and gas sales	$163,179	$62,125
Condensate and skim oil	9,189	21,205
Transportation and gathering	(13,768)	(30,195)
General corporate	(3,849,865)	(947,983)
Loss from operations	$(3,691,265)	$(894,848)

Depreciation and depletion:
Oil and gas sales	$112,451	$83,600
Transportation and gathering	16,787	16,366
General corporate	2,974	3,494
Total depletion and depreciation	$132,212	$103,460

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
Capital expenditures:
Oil and gas sales	$291,372	$821,041
Transportation and gathering	4,052	-
General corporate	4,321	233
Total capital expenditures	$299,745	$821,274

	March 31	December 31,
	2014	2013
Business segment assets:
Oil and gas sales	$31,873,805	$32,194,260
Transportation and gathering	705,021	717,450
General corporate	1,812,973	1,419,750
Total assets	$34,391,799	$34,331,460

9.  COMMITMENTS AND CONTINGENCIES

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

At March 31, 2014, management reevaluated the status of the registration statement and determined an accrual of $42,742 was sufficient to cover any potential payments for liquidated damages and the related accrued interest.  The damages are reflected as liquidated damages payable of $42,742 and $40,892 in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.   The difference of $1,850 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

10.  SUBSEQUENT EVENTS

On April 2, 2014, the Company issued 23,227 shares of common stock to an investor holding modified 2007 Warrants who exercised 30,000 warrants on a cashless basis.

Effective, May 1, 2014 the Company and Energi Drilling 2010A L.P. (“Energi”) entered into an agreement with respect to working interests in the following wells operated by the Company: (i) Norbord #1; (ii) Haggard B; and the (iii) Morse #1-H well. The agreement also covered all of Energi’s rights to participate in future wells and work-overs of existing wells.  The Company purchased all of Energi’s right, title and interest in the wells and all of Energi’s participation rights in future wells and work-overs and released Energi from any receivables owed to the Company. In consideration for the buy-out and release of debt, the Company will issue 505,000 fully-paid and non-assessable shares of common stock to Energi.

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

Acquisition of Leases in the Cornerstone Project area

As of May 1, 2014, our leasehold position is approximately 27,397 gross acres and 17,007 net acres, of which our working interest is approximately 10,419 net acres.

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

Development of Resources in the Cornerstone Project area

Approximately three-quarters of our net leased acreage is currently undeveloped (approximately 7,771 undeveloped net acres of a total of 10,419 net acres as of May 1, 2014). The primary focus of our drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production rather than to develop our existing reserves on developed acreage.

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  We employ the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere, to develop the low permeability oil bearing Bossier and Cotton Valley Limestone formations.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The production rate subsequently declined and we recorded an average production rate of 21 Bbl/day of crude oil in April 2014.  This decline has been irregular and we have observed unexpected surges in production.  During a three day period in November 2013, production surged to a peak of 83 Bbl/day from the previous average of approximately 30 Bbl/day. In early February 2014, production surged to a peak rate of 74 Bbl/day of oil over a three day period and later surged to a peak rate of 72 Bbl/day of oil over an eight day period. These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We are actively researching an intervention and intend to perform a workover of the well, which may involve the installation of a mechanical pump to replace the gas lift system; however, no date has yet been set for such work.  We expect that it would take approximately 30 days to install such a mechanical pump system. We believe that the successful production of oil from the Morse #1-H supports our development strategy. We have learned much from the drilling, completion and production of the Morse #1-H that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone. Having proven our development model, we now plan to drill wells with longer laterals involving 15 frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7-$9 million. We are not currently capitalized to drill a program of such wells to develop the Bossier/Cotton Valley Limestone and are actively engaged in securing the finance to fund such a drilling program. We have a 56% working interest in the Morse #1-H well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak and to recomplete existing wells to maximize their present value by utilizing a multi-zone production technique.

Consolidated Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Summarized Consolidated Results of Operations

	2014	2013	Increase (Decrease)
Total revenues	$564,928	$381,016	$183,912
Total operating expenses	4,256,193	1,275,864	2,980,329
Loss from operations	(3,691,265)	(894,848)	2,796,417
Total other expenses	(2,802,765)	(159,130)	2,643,635
Loss from operations before income tax expense	(6,494,030)	(1,053,978)	5,440,052
Income tax expense	-	-	-
Net loss	$(6,494,030)	$(1,053,978)	$5,440,052

Revenues:  Total revenues for the quarter ended March 31, 2014 totaled $564,928 compared to $381,016 for the quarter ended March 31, 2013.  Oil revenue for the quarter ended March 31, 2014 was $245,231 compared to $223,478 for the quarter ended March 31, 2013. This increase of $21,753 represented a 10% increase in oil revenue and was a consequence of a 14% increase in sales volumes offset by a 4% decrease in the realized oil sales price from $99.20 per barrel for the quarter ended March 31, 2013 to $95.37 per barrel for the quarter ended March 31, 2014.  The primary reasons for the fluctuation in oil sales volume between the quarters ended March 31, 2013 and 2014 were:

•	The production rate of the Morse #1-H declined significantly from 2013 to 2014, resulting in a net decrease of $40,020 in oil sales revenue;
• •
The Haggard A well did not have any production during the quarter ended March 31, 2013 but generated $34,226 in oil sales revenue during the quarter ended March 31, 2014; and
Oil sales revenue increased from several wells including the Cass County Fee #1 -  $9,895, Oakland Corp #1 - $9,418, and the Harris #2 - $8,442, amongst others.

Gas revenue increased 145% from $97,809 for the quarter ended March 31, 2013 to $239,550 for the quarter ended March 31, 2014. This increase was primarily a result of a 78% increase in sales volume on a quarter to quarter basis and a 39% increase in the realized sales price.  We received a realized sales price of $4.90 per MCF for the quarter ended March 31, 2014 compared to $3.52 per MCF for the quarter ended March 31, 2013. Gas sales of $132,701 from the Haggard A accounted for the majority of the increase of $141,741 for the quarter ended March 31, 2014 compared to the same period in 2013, as there was no production from Haggard A during the quarter ended March 31, 2013.

 Transportation and gathering revenue increased from $38,524 for the quarter ended March 31, 2013, to $70,958 for the quarter ended March 31, 2014.  This increase was primarily a consequence of increased volumes transported.  Revenue from condensate and skim oil was $9,189 and $21,205 for the quarters ended March 31, 2014 and March 31, 2013, respectively.

Expenses:  Total operating expenses for the quarter ended March 31, 2014 were $4,256,193, compared to $1,275,864 for the quarter ended March 31, 2013, resulting in a total increase of $2,980,329.  This change was primarily a result of a large increase in stock-based compensation expenses.

•
General and Administrative Expenses:  There was a $2,903,450 increase in general and administrative expenses to $3,857,168 for the quarter ended March 31, 2014 from $953,718 for the quarter ended March 31, 2013.  The primary reason for the increase was stock-based compensation of $3,091,270 incurred during the quarter ended March 31, 2014, whereas there was only $262,072 stock-based compensation incurred in the first quarter of 2013, an increase of $2,829,198. The compensation resulted from the issuance of stock options to selected employees, executives and directors as well as a term modification of certain 2007 Plan and 2010 Plan options.

In addition, investor relations consulting fees of $112,000 were incurred for the quarter ended March 31, 2014, whereas no such expense was recorded for the same period in 2013.

•
Lease Operating Expense:  Total lease operating expense for the quarter ended March 31, 2014 was $209,151 compared to $175,563 for the quarter ended March 31, 2013.  The increase of $33,588 was largely a result of: (1) $42,482 in lease operating expenses for the Haggard A in the first quarter of 2014 as a result of the well commencing production in the second quarter of 2013, which resulted in no lease operating expense in the first quarter 2013; and (2) an increase of $12,576 in lease operating expense for workover costs on the Fee #675, one of the wells acquired in 2012, which was offset by a decline of $17,607 in lease operating expense for the Morse #1-H well in the first quarter of 2014, which was a consequence of declining production.

•
Depletion and Depreciation Expense:  Total depletion and depreciation for the quarter ended March 31, 2013 was $103,460, compared to $132,212 for the quarter ended March 31, 2014. The increase of $28,752 was largely a consequence of the increased rate of production.

Other Income (Expenses):  Total other expenses for the quarter ended March 31, 2014 was $2,802,765 compared to $159,130 for the quarter ended March 31, 2013, representing an increase of $2,643,635.  The primary reason for the increase was warrant modification expense of $2,642,266 incurred in the first quarter of 2014 whereas no such expense was incurred in the first quarter of 2013.  This expense was incurred in connection with a warrant modification offer to investors that closed on March 31, 2014.  Certain investors agreed to modify the terms of their warrants and secured a 3-year extension in the warrant term in exchange for agreeing to increase the exercise price of the warrants.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $6,494,030 in the quarter ended March 31, 2014, compared to a net loss of $1,053,978 in the quarter ended March 31, 2013.

Liquidity and Capital Resources

We held $2,338,458 in cash at March 31, 2014, made up of a majority of our cash accounts. However, a cash account had an overdraft that totaled $36 resulting in net cash of $2,388,422. We held $2,467,761 in cash at December 31, 2013, made up of a majority of our cash accounts. However, at that date, several cash accounts had overdrafts that totaled $255,628 resulting in net cash of $2,212,133. The overall decrease in cash was due cash used in investing activities including purchases of oil and gas mineral leases and well equipment, which exceeded the net funds raised from the sale of stock.

Cash Flows

The following table summarizes our cash flows for the quarters ended March 31:

	2014	2013
Total cash provided by (used in):
Operating activities	$(72,545)	$270,815
Investing activities	(493,956)	(614,159)
Financing activities	437,198	209,581
Decrease in cash and cash equivalents	$(129,303)	$(133,763)

Cash Provided by (Used in) Operating Activities:  For the quarter ended March 31, 2014, cash used by operating activities was $72,545 compared to $270,815 provided by operating activities for the quarter ended March 31, 2013, resulting in a decrease of cash provided by operations of $343,360.

The net loss of $6,494,030 for the quarter ended March 31, 2014 was an increase of $5,440,052 from $1,053,978 for the quarter ended March 31, 2013. Non-cash income and expense increased by $5,572,697, from $374,019 for the quarter ended March 31, 2013 to $5,946,716 for the quarter ended March 31, 2014.

Non-cash expense incurred for stock-based compensation increased by $2,829,198 to $3,091,270 during the quarter ended March 31, 2014, from $262,072 incurred during the quarter ended March 31, 2013.  This compensation resulted from the issuance of stock options to selected employees, executives and directors as incentive for continuing our development, as well as a modification of the expiration term on certain options. The Company incurred $72,000 in non-cash expense for stock issued to consultants for the quarter ended March 31, 2014, whereas no such expense was incurred in the first quarter of 2013. There was a warrant modification expense of $2,642,266 for the extension of select warrant terms during the quarter ended March 31, 2014, whereas there was no warrant modification expense during 2013. Depletion and depreciation expense increased by $28,752 to $132,212 for the quarter ended March 31, 2014, from $103,460 during the quarter ended March 31, 2013, primarily as a consequence of increased production.

In the quarter ended March 31, 2014, operating assets increased by $77,405 compared to a decrease of $533,876 for the quarter ended March 31, 2013, resulting in a quarter on quarter deterioration in cash flow of $611,281. Related party receivables decreased $105,393 in the quarter ended March 31, 2014, compared to a decrease of $296,437 for the quarter ended March 31, 2013 resulting in a deterioration of $191,044 in cash flows.  Joint interest billings receivable increased $112,963 in the quarter ended March 31, 2014 and decreased $114,575 in the quarter ended March 31, 2013, adversely impacting the quarter on quarter cash flow comparison by approximately $227,538. Trade accounts receivable increased by $63,675 in 2014, whereas they decreased by $106,124 in 2013, adversely the quarter on quarter cash flow comparison by $169,799.  The remaining changes in operating assets consisted of changes in accounts receivable, related parties and other assets which increased by approximately $6,160 in the first quarter 2014 compared to a decrease of $16,740 in the corresponding period in 2013.

Operating liabilities increased by $552,174 for the quarter ended March 31, 2014, compared to an increase of $416,898 for the quarter ended March 31, 2013, resulting in a quarter on quarter improvement in cash flow of $135,276.  Revenue payable increased $115,244 for the quarter ended March 31, 2014, compared to a $49,151 decrease during the quarter ended March 31, 2013.  Accounts payable increased by $139,572 in 2014 compared to an increase of $186,469 in 2013.  The remaining changes in other operating liabilities of approximately $137,429 in the first quarter of 2014 consisted of increases in accounts payable, related parties and other payables and explained a quarter on quarter improvement of $17,477 in cash flow.

Cash Used in Investing Activities: For the quarter ended March 31, 2014, cash used in investing activities was $493,956, compared to $614,159 for the quarter ended March 31, 2013, representing a quarter on quarter decrease of $120,203. We spent $485,557 on mineral leases during the quarter ended March 31, 2014, compared to $613,897 spent during the quarter ended March 31, 2013 on the completion of the Haggard A and the purchase of mineral leases, resulting in a quarter on quarter decrease of $128,340. In addition, there was $8,373 spent on the purchases of property and equipment during the quarter ended March 31, 2014, compared to $233 in purchases during the quarter ended March 31, 2013.

Cash Provided by Financing Activities: For the quarter ended March 31, 2014, cash provided by financing activities totaled $437,198 compared to $209,581 for the quarter ended March 31, 2013, resulting in a quarter on quarter increase of $227,617. In the quarter ended March 31, 2014, we received $694,900 in net proceeds from the sale of units of common stock and warrants, whereas no such financing occurred in the quarter ended March 31, 2013. The remaining change in cash provided by financing activities for the quarter ended March 31, 2014 was primarily a result of a change in the cash overdraft. There was a $255,592 decrease in our cash overdrafts for the quarter ended March 31, 2014, compared to an increase of $211,559 in our cash overdrafts for the quarter ended March 31, 2013, resulting in a quarter on quarter decrease of $467,151 in cash flow.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2013 annual consolidated financial statements, have been omitted. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of March 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2014, we sold in a private placement a total of 781,000 Units, each Unit consisting of two shares of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.70 per share, for an aggregate purchase price of $702,900.

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(a)(2) or Rule 903 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Pegasi Energy Resources Corporation or executive officers of Pegasi Energy Resources Corporation and transfer was restricted by Pegasi Energy Resources Corporation in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

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

PEGASI ENERGY RESOURCES CORPORATION

Date: May 14, 2014	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: May 14, 2014	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer