Form 10-Q
period 2014-06-30
Pegasi Energy Resources Corporation.
filed 2014-08-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

There were 70,539,499 shares of the registrant's common stock outstanding as of August 11, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,238,901	$2,467,761
Accounts receivable, trade	513,397	300,132
Accounts receivable, related parties	31,002	26,584
Joint interest billing receivable, related parties, net	41,728	119,188
Joint interest billing receivable, net	30,098	42,302
Other current assets	19,290	45,718
Total current assets	1,874,416	3,001,685

Property and equipment:
Equipment	67,435	66,855
Pipelines	982,497	946,012
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	89,148	89,148
Total property and equipment	1,202,276	1,165,211
Less accumulated depreciation	(515,535)	(473,163)
Property and equipment, net	686,741	692,048

Oil and gas properties:
Oil and gas properties, proved	19,008,206	17,583,190
Oil and gas properties, unproved	13,934,765	14,298,503
Capitalized asset retirement obligations	600,423	503,253
Total oil and gas properties	33,543,394	32,384,946
Less accumulated depletion and depreciation	(2,202,901)	(1,951,186)
Oil and gas properties, net	31,340,493	30,433,760

Other assets:
Restricted cash – drilling program	3,466	90,559
Certificates of deposit	78,613	78,560
Easements	34,848	34,848
Total other assets	116,927	203,967

Total assets	$34,018,577	$34,331,460

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2014	2013
Liabilities and Stockholders' Equity	(Unaudited)
Current Liabilities:
Cash overdraft	$36	$255,628
Accounts payable	1,279,067	1,401,014
Accounts payable, related parties	3,180,618	2,924,089
Revenue payable	553,550	852,079
Interest payable, related parties	2,607,810	2,291,652
Liquidated damages payable	44,675	40,892
Other payables	51,199	59,627
Current portion of notes payable and capital leases	8,998	8,703
Total current liabilities	7,725,953	7,833,684

Drilling prepayments	3,466	90,559
Notes payable and capital leases	4,640	9,190
Notes payable, related parties	8,160,646	8,160,646
Asset retirement obligations	785,654	674,092
Total liabilities	16,680,359	16,768,171

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 70,481,529 and 68,169,923 shares issued and outstanding, respectively	70,482	68,170
Additional paid-in capital	52,729,074	45,599,663
Accumulated deficit	(35,461,338)	(28,104,544)
Total stockholders' equity	17,338,218	17,563,289

Total liabilities and stockholders' equity	$34,018,577	$34,331,460

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues:
Oil and gas	$497,691	$448,957	$982,472	$770,244
Condensate and skim oil	-	10,129	9,189	31,334
Transportation and gathering	72,325	51,173	143,283	89,697
Total revenues	570,016	510,259	1,134,944	891,275

Operating expenses:
Lease operating expense	231,255	238,237	440,406	413,800
Pipeline operating expenses	99,004	61,613	156,666	104,736
Depletion and depreciation	161,875	130,460	294,087	233,920
General and administrative	780,264	683,047	4,637,432	1,636,765
Total operating expenses	1,272,398	1,113,357	5,528,591	2,389,221
Loss from operations	(702,382)	(603,098)	(4,393,647)	(1,497,946)

Other income (expense):
Interest income	26	29	52	58
Interest expense	(158,475)	(158,773)	(317,155)	(318,882)
Warrant modification expense	-	-	(2,642,266)	-
Other expense, net	(1,933)	(1,605)	(3,778)	(655)
Total other expense, net	(160,382)	(160,349)	(2,963,147)	(319,479)

Loss from operations before income tax expense	(862,764)	(763,447)	(7,356,794)	(1,817,425)

Income tax expense	-	(3,515)	-	(3,515)

Net loss	$(862,764)	$(766,962)	$(7,356,794)	$(1,820,940)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.11)	$(0.03)

Weighted average shares outstanding – basic and diluted	70,265,340	63,584,305	69,512,418	63,111,699

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(7,356,794)	$(1,820,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	294,087	233,920
Accretion of discount on asset retirement obligations	17,294	17,058
Stock based compensation	3,222,307	393,108
Common stock issued for consulting services	168,250	-
Warrant modification expense	2,642,266	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(213,265)	(54,583)
Account receivable, related parties	(4,418)	(4,582)
Joint interest billing receivable, related parties, net	8,344	868,795
Joint interest billing receivable, net	12,204	122,290
Other current assets	26,428	27,055
Accounts payable	(20,284)	231,224
Accounts payable, related parties	256,529	212,872
Revenue payable	(298,529)	276,657
Interest payable, related parties	316,158	316,158
Liquidated damages payable	3,783	3,155
Other payables	(8,428)	41,387
Net cash provided by (used in) operating activities	(934,068)	863,574

Investing Activities
Additions to certificates of deposit	(53)	(58)
Purchases of property and equipment	(37,065)	(8,595)
Purchase of oil and gas properties	(692,727)	(1,233,808)
Net cash used in investing activities	(729,845)	(1,242,461)

Financing Activities
Payments on notes payable and capital leases	(4,255)	(3,989)
Cash overdraft	(255,592)	6,102
Proceeds from sale of common stock, net of offering costs	694,900	-
Proceeds from exercise of warrants	-	4,800
Net cash provided by financing activities	435,053	6,913

Net decrease in cash and cash equivalents	(1,228,860)	(371,974)
Cash and cash equivalents at beginning period	2,467,761	1,421,198
Cash and cash equivalents at end of period	$1,238,901	$1,049,224

See Note 4 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

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

 c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  During the three months ended June 30, 2014 and June 30, 2013, the Company recognized $131,036 and $131,036, respectively, of stock-based compensation. During the six months ended June 30, 2014 and June 30, 2013, the Company recognized $3,222,307 and $393,108, respectively, of stock-based compensation, which has been recorded as a general and administrative expense in the consolidated statements of operations. Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2014 and 2013, the Company had potentially dilutive shares of 50,534,233 and 39,319,541, respectively, that were excluded from the earnings per share calculation because their impact would be anti-dilutive. For the three and six months ended June 30, 2014 and 2013, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents is anti-dilutive.

e) Notes Payable, Related Parties

Notes payable, related parties totaling $8,160,646 consisted of the “Teton Renewal Note” in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of June 1, 2015, secured by a stock pledge and security agreement and the “Teton Promissory Note” in the amount of $1,173,000 dated October 14, 2009, including interest of 6.25%, with all interest and principal due on the maturity date of June 1, 2015, unsecured. On June 24, 2014, amendments on both the Teton Renewal Note and the Teton Promissory Note were executed to extend the maturity date of the notes from June 1, 2015 to December 31, 2015, at which time all outstanding principal and accrued and unpaid interest of the notes will be due. The event of default section remains the same as in the prior amendments.

f) Certificates of Deposit

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of June 30, 2014 and December 31, 2013, the balance of the certificates of deposit totaled $78,613 and $78,560, respectively.

g) New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method the Company will adopt by which it will implement the standard.

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
JUNE 30, 2014 AND 2013

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$785,654	$785,654

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$674,092	$674,092

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the six months ended June 30, 2014 and 2013:

	2014	2013
Beginning Balance - January 1,	$674,092	$628,668
Accretion expense	17,294	17,058
Liabilities settled	(49,586)	-
Revisions to estimates	143,854	13,757
Balance at June 30,	$785,654	$659,483

In accordance with the reporting requirements of FASB ASC Topic No. 825, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

4.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the six month period ended June 30:

	2014	2013

Oil and gas assets financed through account payables	$415,729	$133,547

Additions to/ revisions of estimates to asset retirement obligation	$143,854	$13,757

Asset retirement obligation settled	$49,586	$-

Oil and gas properties financed through issuance of common stock	$404,000	$-

Oil and gas properties financed through assumption of joint-interest billing receivable	$69,116	$-

The following is supplemental cash flow information for the six month period ended June 30:

	2014	2013
Cash paid during the period for interest	$997	$2,724
Cash paid during the period for taxes	$-	$3,515

5.  STOCK-BASED COMPENSATION

Stock Plans

The Company adopted the 2007 Stock Option Plan (the “2007 Plan”), 2010 Incentive Stock Option Plan (the “2010 Plan”) and the 2012 Incentive Stock Option Plan (the “2012 Plan”) for directors, executives, selected employees, and consultants to reward them for making major contributions to the success of the Company by issuing long-term incentive awards under these plans thereby providing them with an interest and incentive in the growth and performance of the Company.  The 2007 Plan reserves 1,750,000 shares of common stock for issuance by the Company as stock options.  The 2010 Plan reserves 5,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.  The 2012 Plan reserves 10,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers

On May 19, 2014, the Company adopted the 2014 Incentive Stock Option Plan (the “2014 Plan”) for directors, executives, selected employees, and consultants to reward them for individual performance that contributes to the success of the Company by issuing options to purchase stock under the 2014 Plan thereby providing them with an interest in the growth and performance of the Company.  The 2014 Plan reserves 10,000,000 shares for common stock for issuance by the Company as stock options.

During the six months ended June 30, 2014, the Company recognized stock-based compensation expense of $262,073 related to options granted in a prior year.

Stock Options Issued

On January 30, 2014, pursuant to the 2010 Plan and 2012 Plan, the Company issued stock options for 49,940 and 7,000,000 shares of common stock, respectively, at an exercise price of $0.79 per share to selected employees and consultants for their contributions to the success of the Company.  All of the options vested immediately upon issuance at January 30, 2014, and are exercisable at any time, in whole or part, until January 30, 2019. This issuance resulted in stock-based compensation of $2,381,979, which was calculated using the fair value of the options at grant date.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

The following table details the significant assumptions used to compute the fair market values of stock options granted in a prior year which vested during the six months ended June 30, 2014:

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

The modification resulted in incremental stock-based compensation cost of $578,255, which was calculated as the difference in the fair value of the options immediately before and immediately after the modification using the Black-Scholes option pricing model.  The Company used the simplified method to determine the expected term on the options modified due to the lack of historical exercise data.  The following table details the significant assumptions used to compute the fair value of the option modifications:

	Before			After
Risk free rates	0.07%	to	0.24%	0.24%	to	0.48%
Dividend yield	0%			0%
Expected volatility	54.65%	to	58.06%	55.10%	to	73.49%
Remaining term (years)	0.5 years	to	1.63 years	1.5 years	to	2.63 years

The weighted average grant date fair value price per share of options granted during the six months ended June 30, 2014 was $0.34.  There were no options granted and vested during the six months ended June 30, 2013.  As of June 30, 2014 and 2013, the Company had $131,037 and $655,182, respectively, of unrecognized compensation expense related to non-vested stock-based compensation arrangements.

A summary of option activity during the six months ended June 30, 2014 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	9,700,060	$0.57
Options granted	7,049,940	0.79
Options exercised	-	-
Outstanding at June 30, 2014	16,750,000	$0.66

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

A summary of stock options outstanding as of June 30, 2014 is as follows:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	900,000	2.50	900,000
$0.42	1,059,285	3.50	1,059,285
$0.50	10,000	3.50	10,000
$0.50	486,364	4.50	486,364
$0.55	363,636	4.50	363,636
$0.50	616,600	4.50	616,600
$0.79	7,049,940	4.60	7,049,940
$0.55	3,000,000	5.00	3,000,000
$0.50	264,175	7.50	264,175
$0.66	3,000,000	8.25	2,000,000

Based on the Company's stock price of $0.60 at June 30, 2014, the options outstanding had an intrinsic value of $496,567.

Total options exercisable at June 30, 2014 amounted to 15,750,000 shares and had a weighted average exercise price of $0.66.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.

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

The modification resulted in warrant modification expense of $2,642,266, which was recorded in the quarter ended March 31, 2014. This modification was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

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

On April 2, 2014, the Company issued 23,226 shares of common stock to an investor holding modified 2007 Warrants who exercised 30,000 warrants on a cashless basis.

A summary of warrant activity and shares issuable upon exercise of the warrants during the six months ended June 30, 2014 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	17,978,852	23,191,215	$0.66
Warrants cancelled under modification	(11,660,762)	(14,880,762)	0.63
Warrants issued under modification	11,660,762	14,880,762	0.84
Warrants issued (see Note 7)	781,000	781,000	0.70
Warrants exercised	(40,000)	(80,000)	0.50
Outstanding at June 30, 2014	18,719,852	23,892,215	$0.80

The outstanding warrants at June 30, 2014 had an intrinsic value of $217,833.  All of the 18,719,852 warrants outstanding at June 30, 2014 are exercisable and expire at various dates between September 2014 and September 2020.

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

On March 27, 2014, the Company issued 90,000 shares of common stock to a consultant valued at $72,000. These shares were valued using the closing market price on the date of the agreement.  This expense has been recorded as general and administrative expense in the consolidated statements of operations.

On April 2, 2014, the Company issued 23,226 shares of common stock to an investor holding modified 2007 Warrants who exercised 30,000 warrants on a cashless basis.  See Note 6 for additional details.

On April 11, 2014, a consultant voluntarily cancelled 25,000 shares of common stock of the total 50,000 shares originally issued in August 2013 due to their inability to engage new investors for the Company. The cancelled shares were originally valued at $17,250 and a credit of this amount has been recorded within general and administrative expense in the consolidated statements of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

On May 1, 2014, the Company and Energi Drilling 2010A L.P. (“Energi”) entered into an agreement with respect to working interests in the following wells operated by the Company: (i) Haggard B; and the (ii) Morse #1-H well. The agreement also covered all of Energi’s rights to participate in future wells and work-overs of existing wells.  The Company purchased all of Energi’s right, title and interest in the wells and all of Energi’s participation rights in future wells and work-overs and released Energi from any receivables owed to the Company. In consideration for the buy-out and release of debt, the Company issued 505,000 fully-paid and non-assessable shares of common stock to Energi. These shares were valued at $404,000 using the closing market price on the date of the agreement.

During the three months ended June 30, 2014, the Company issued 150,000 shares of common stock to a consultant valued at $113,500. These shares were valued using the closing market price on the date of the agreement.  This expense has been recorded as general and administrative expense in the consolidated statements of operations.

8.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Business segment revenue:
Oil and gas sales	$497,691	$448,957	$982,472	$770,244
Condensate and skim oil	-	10,129	9,189	31,334
Transportation and gathering	72,325	51,173	143,283	89,697
Total revenues	$570,016	$510,259	$1,134,944	$891,275

Business segment profit (loss):
Oil and gas sales	$125,461	$100,396	$288,640	$162,520
Condensate and skim oil	-	10,129	9,189	31,334
Transportation and gathering	(48,016)	(31,207)	(61,784)	(61,400)
General corporate	(779,827)	(682,416)	(4,629,692)	(1,630,400)
Loss from operations	$(702,382)	$(603,098)	$(4,393,647)	$(1,497,946)

Depreciation and depletion:
Oil and gas sales	$140,975	$110,324	$253,426	$193,924
Transportation and gathering	17,926	16,642	34,713	33,008
General corporate	2,974	3,494	5,948	6,988
Total depletion and depreciation	$161,875	$130,460	$294,087	$233,920

Capital expenditures:
Oil and gas sales			$591,065	$1,381,112
Transportation and gathering			32,164	8,362
General corporate			4,901	233
Total capital expenditures			$628,130	$1,389,707

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

	June 30,	December 31,
	2014	2013
Business segment assets:
Oil and gas sales	$32,054,008	$32,194,260
Transportation and gathering	748,754	717,450
General corporate	1,215,815	1,419,750
Total assets	$34,018,577	$34,331,460

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

At June 30, 2014, management reevaluated the status of the registration statement and determined an accrual of $44,675 was sufficient to cover any potential payments for liquidated damages and the related accrued interest.  The damages are reflected as liquidated damages payable of $44,675 and $40,892 in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.   The difference of $3,783 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

10. SUBSEQUENT EVENT

On July 25, 2014, the Company issued 7,970 shares of common stock for $4,782 to an investor upon exercise of 7,970 2011 Warrants.

On August 7, 2014, the Company concluded a participation agreement with Pacific World Energy Limited (“PWE”) for the drilling of up to 10 wells on its leased acreage in Marion County, Texas.  Under the terms of the agreement, PWE finances the full cost of drilling and completing each well in return for an initial working interest of 80% in each well, which working interest decreases to 63.3% following PWE’s recovery of 125% of each well’s costs.

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

Acquisition of Leases in the Cornerstone Project area

As of July 31, 2014, our leasehold position was approximately 26,752 gross acres and 16,518 net acres, of which our working interest is approximately 10,081 net acres.

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

Development of Resources in the Cornerstone Project area

Our acreage is located in a region that has historically proven highly productive. There are multiple target formations available for development on our leased acreage. These include the gas and condensate bearing Travis Peak, the oil and gas bearing upper Cotton Valley sands, the oil bearing Bossier sands and the oil bearing Cotton Valley Limestone. Approximately three quarters of our net leased acreage is currently undeveloped (approximately 7,689 undeveloped net acres of a total of 10,081 net acres as of July 31, 2014). The primary focus of our drilling program is to develop the resources of these undeveloped acres and subsequently hold this acreage with production rather than to develop our existing reserves on developed acreage.

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  The low permeability oil bearing Bossier and Cotton Valley Limestone formations are amenable to development using the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The production rate subsequently declined and we recorded an average production rate of 21 Bbl/day of crude oil in April 2014.  This decline has been irregular and we have observed unexpected surges in production.  During a three day period in November 2013, production surged to a peak of 83 Bbl/day from the previous average of approximately 30 Bbl/day. In early February 2014, production surged to a peak rate of 74 Bbl/day of oil over a three day period and later surged to a peak rate of 72 Bbl/day of oil over an eight day period. Average production in June 2014 amounted to over 28 Bbl/day of oil.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We are actively researching an intervention and intend to perform a workover of the well, which may involve the installation of a mechanical pump to replace the gas lift system; however, no date has yet been set for such work.  We expect that it would take approximately 30 days to install such a mechanical pump system. We believe that the successful production of oil from the Morse #1-H supports our development strategy. We have learned much from the drilling, completion and production of the Morse #1-H that will enable us to improve the design and execution of our next planned horizontal well targeting the Bossier/Cotton Valley Limestone. Having proven our development model, we now plan to drill wells with longer laterals involving 15 frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7-$9 million. We are not currently capitalized to drill a program of such wells to develop the Bossier/Cotton Valley Limestone and are actively engaged in securing the finance to fund such a drilling program. We have a 56% working interest in the Morse #1-H well.

•
Vertical Wells. Our secondary priority is to drill vertical wells to offset the Norbord #1 discovery of 2010 in the Travis Peak, such as the Haggard A & B wells, which were completed in 2013 and 2012, respectively, and have proven highly productive of gas and condensate. We recently concluded a participation agreement for the drilling of up to 10 wells on our leased acreage in Marion County. The initial wells in this drilling program will be vertical wells targeting the Travis Peak and upper Cotton Valley Sands and will employ a multi-zone production technique to enhance their profitability. We expect to complete the first well in this program within the next ninety days.

Consolidated Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summarized Consolidated Results of Operations

	2014	2013	Increase (Decrease)
Total revenue	$570,016	$510,259	$59,757
Total operating expense	1,272,398	1,113,357	159,041
Loss from operations	(702,382)	(603,098)	99,284
Total other expenses	(160,382)	(160,349)	33
Income tax expense	-	(3,515)	(3,515)
Net loss	$(862,764)	$(766,962)	$95,802

Revenue:  Total revenue for the quarter ended June 30, 2014 totaled $570,016, compared to $510,259 for the quarter ended June 30, 2013.  Oil revenue for the quarter ended June 30, 2014 was $213,813, compared to $302,117 for the quarter ended June 30, 2013. The $88,304 decrease in oil revenue represented a 29% decline, which was primarily driven by the Morse #1-H.  The production rate of the Morse #1-H declined significantly from 2013 to 2014, resulting in a decrease of $80,723 in oil sales revenue.

Gas revenue for the quarter ended June 30, 2014 was $283,878, compared to $146,840 for the quarter ended June 30, 2013. There was an increase in gas production revenue of $87,169 on the Haggard B during the quarter ended June 30, 2014, which was due to the buyout in May 2014 of one investor’s working interest in this well.  Also, there was an increase of $45,131 on the Haggard A well due to an increase in our interest from the completion of title work. Gas production revenue from all the other wells increased by $4,738 during the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013.

Transportation and gathering revenue increased to $72,325 for the quarter ended June 30, 2014 from $51,173 for the quarter ended June 30, 2013, due to an increase in the volume of transported gas.

Expenses:  Total operating expenses for the quarter ended June 30, 2014 were $1,272,398, compared to $1,113,357 for the quarter ended June 30, 2013, resulting in an increase of $159,041.  This change was primarily a result of an increase in general and administrative expenses and secondarily from an increase in depletion and depreciation expense.

•
General and Administrative Expense:  There was a $97,217 increase in general and administrative expense to $780,264 for the quarter ended June 30, 2014, from $683,047 for the quarter ended June 30, 2013. The primary reason for the increase was investor relations consulting fees of $86,250 incurred in the quarter ended June 30, 2014, resulting from an investor relations agreement entered into in late March 2014.  There was no such expense in the same period in 2013.  In addition, advertising and marketing expenses increased $10,000 for the quarter ended June 30, 2014 from the same period in 2013, which resulted from engaging a marketing firm in 2014, whereas there was no corresponding expense in 2013.

•
Depletion and Depreciation Expense:  Total depletion and depreciation expense for the quarter ended June 30, 2014 was $161,875, compared to $130,460 for the quarter ended June 30, 2013.  The increase in expense was primarily a consequence of increased gross production which was compounded by an increase in Pegasi’s share of production due to the completion of title work on the Haggard A well and the May 2014 buyout agreement of an investor’s working interest in the Haggard B well. See Note 7 for additional details on the buyout agreement.

Other Income (Expenses):  Total other expenses for the quarter ended June 30, 2014 were $160,382, compared to $160,349 for the quarter ended June 30, 2013.

Income Tax Expense:  No income tax expense was incurred for the quarter ended June 30, 2014, whereas we recognized a net income tax expense of $3,515 for state franchise taxes for the quarter ended June 30, 2013.

Net Loss:  As a result of the above described revenue and expenses, we incurred a net loss of $862,764 for the quarter ended June 30, 2014, as compared to a net loss of $766,962 for the quarter ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Summarized Consolidated Results of Operations

	2014	2013	Increase (Decrease)
Total revenue	$1,134,944	$891,275	$234,669
Total operating expense	5,528,591	2,389,221	3,139,370
Loss from operations	(4,393,647)	(1,497,946)	2,895,701
Total other expenses	(2,963,147)	(319,479)	2,643,668
Income tax expense	-	(3,515)	(3,515)
Net loss	$(7,356,794)	$(1,820,940)	$5,535,854

Revenue:  Total revenue for the six months ended June 30, 2014 totaled $1,134,944, compared to $891,275 for the six months ended June 30, 2013.  Oil revenue for the six months ended June 30, 2014 was $459,038, compared to $525,590 for the six months ended June 30, 2013.  This decrease of $66,552 represented a 13% decrease during the first six months of 2014 from the same period in 2013. The Morse #1-H had a decrease of $120,742 in period to period revenue, which is attributed to the overall decline in its production rates.   This decline was offset by increased production revenue of $54,191 from several other wells, including the Wyatt King #2 ($16,319), Haggard A ($16,860) and the Haggard B ($12,819), amongst others.

Gas revenue for the six months ended June 30, 2014 was $523,434, compared to $244,654 for the six months ended June 30, 2013.  This 114% increase in gas revenue was primarily a result of an 81% increase in production volumes, as well as a 19% increase in average gas sales price. There was an increase in gas production revenue of $177,833 on the Haggard A well during the six months ended June 30, 2014 due to the buyout in May 2014 of one of our investor’s working interest in the this well.  In addition, there was a period to period increase of $94,032 in gas production revenue on the Haggard B well due to an increase in our interest from the completion of title work during the second quarter of 2014.  We received a realized sales price of $4.55 per MCF for the six months ended June 30, 2014, compared to $3.81 for the six months ended June 30, 2013.  With greater production volumes, our transportation and gathering revenue increased to $143,283 for the six months ended June 30, 2014 from $89,697 for the six months ended June 30, 2013.

Condensate and skim oil sales amounted to $9,189 and $31,334 for the six months ended June 30, 2014 and June 30, 2013, respectively. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from period to period.

Expenses:  Total operating expenses for the six months ended June 30, 2014 were $5,528,591, compared to $2,389,221 for the six months ended June 30, 2013.  This increase of $3,139,370 was primarily due to increased general and administrative expenses resulting from non-cash stock-based compensation expenses incurred during the six months ended June 30, 2014.

•
General and Administrative Expenses:  There was a $3,000,667 increase in general and administrative expenses, to $4,637,432 for the six months ended June 30, 2014, from $1,636,765 for the six months ended June 30, 2013.  The primary reason for the increase was stock-based compensation of $3,222,307 incurred during the six months ended June 30, 2014, compared to only $393,108 stock-based compensation incurred in the six months ended June 30, 2013, an increase of $2,829,199. The compensation expense resulted from the issuance of stock options to selected employees, executives, and directors, as well as a term modification of certain previously issued stock options.

In addition, investor relations consulting fees of $198,250 were incurred during the six months ended June 30, 2014, whereas no such fees were incurred during the six months ended June 30, 2013.  We engaged an investor relations firm to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities and to stimulate their interest in our company.

•
Pipeline Operating Expense:  Total pipeline operating expenses for the six months ended June 30, 2014 were $156,666 compared to $104,736 for the six months ended June 30, 2013. The increase of $51,930 was primarily the result of increased production volumes, which required an additional compressor.

•
Depletion and Depreciation Expense:  Total depletion and depreciation for the six months ended June 30, 2014 was $294,087, compared to $233,920 for the six months ended June 30, 2013.  The increase in expense was primarily a consequence of increased gross production which was compounded by an increase in Pegasi’s share of production due to the completion of title work on the Haggard A well and the May 2014 buyout agreement of an investor’s working interest in the Haggard B well. See Note 7 for additional details on the buyout agreement.

Other Income (Expenses):  Total other expenses for the six months ended June 30, 2014 were $2,963,147, compared to $319,479 for the six months ended June 30, 2013, resulting in an increase of $2,643,668.   The primary reason for the increase was a warrant modification expense of $2,642,266 incurred during the six months ended June 30, 2014, whereas no such expense was incurred during the same period in 2013.  This expense was incurred in connection with a warrant modification offer to investors that closed on March 31, 2014.  Certain investors agreed to modify the terms of their warrants, whereby the expiration date was extended for three years in exchange for agreeing to increase the exercise price.

Income Tax Expense:  No income tax expense was incurred during the six months ended June 30, 2014, whereas we recognized a net income tax expense of $3,515 for state franchise taxes during the six months ended June 30, 2013.

Net Loss:  As a result of the above described revenue and expenses, we incurred a net loss of $7,356,794 for the six months ended June 30, 2014, as compared to a net loss of $1,820,940 for the six months ended June 30, 2013.

Liquidity and Capital Resources

We held $1,238,901 in cash at June 30, 2014 made up of a majority of our cash accounts. However, a cash account had an overdraft that totaled $36, resulting in net cash of $1,238,865. We held $2,467,761 in cash at December 31, 2013, made up of a majority of our cash accounts. However, at that date, several cash accounts had an overdraft that totaled $255,628, resulting in net cash of $2,212,133. The overall decrease in cash was due to cash used in investing activities, including purchases of oil and gas mineral leases and cash used in operating activities, which exceeded funds received from sales of our common stock.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	2014	2013
Total cash provided by (used in):
Operating activities	$(934,068)	$863,574
Investing activities	(729,845)	(1,242,461)
Financing activities	435,053	6,913
Decrease in cash and cash equivalents	$(1,228,860)	$(371,974)

Cash provided by (used in) Operating Activities:  For the six months ended June 30, 2014, cash used by operating activities was $934,068, compared to $863,574 provided by operating activities for the six months ended June 30, 2013, resulting in an decrease in cash provided by operating activities of $1,797,642.

The net loss of $7,356,794 for the six months ended June 30, 2014 represented an increase of $5,535,854 from the net loss of $1,820,940 for the six months ended June 30, 2013.

Non-cash income and expense items for the six months ended June 30, 2014 totaled $6,344,204, an increase of $5,700,118 from $644,086 in non-cash income and expense items for the six months ended June 30, 2013.  This increase is for the reasons set forth below.

Non-cash expense for stock-based compensation increased by $2,829,199, to $3,222,307 during the six months ended June 30, 2014, from $393,108 incurred during the six months ended June 30, 2013.  This compensation expense resulted from the issuance of stock options to selected employees, executives, and directors as incentive for continuing our development, as well as a modification of the expiration term on certain options.  There was a warrant modification expense of $2,642,266 for the extension of select warrant terms during the six months ended June 30, 2014, whereas no such expense was incurred for the six months ended June 30, 2013. We also incurred $168,250 in non-cash expense for stock issued to consultants for the six months ended June 30, 2014, whereas no such expense was incurred in the six months ended in 2013.  Depletion and depreciation expense increased $60,167 to $294,087 for the six months ended June 30, 2014, compared to $233,920 for the six months ended June 30, 2013, primarily as a consequence of increased production.

Operating assets increased by $170,707 in the six months ended June 30, 2014, compared to a decrease of $958,975 for the six months ended June 30, 2013, resulting in a change of $1,129,682. Approximately $860,451 of this change is the result of a decrease of $8,344 in related party receivables for the six months ended June 30, 2014, compared to a decrease of $868,795 for the six months ended June 30, 2013. Joint interest billings receivable decreased $12,204 in the six months ended June 30, 2014 and decreased $122,290 in the six months ended June 30, 2013, resulting in a change of approximately $110,086. The decrease in both the related party receivables and joint interest billings receivable was due to payments received from working interest owners during the six months ended June 30, 2013. Trade account receivables increased by $213,265 in 2014, whereas they only increased $54,583 in 2013, adversely impacting the six month to six month cash flow comparison by $158,682. The increase during the six months ended June 30, 2014 was due to our higher working interest from the completion of title work and the buyout agreement previously mentioned.  The remaining changes in operating assets of approximately $164 consisted of changes in other assets.

Operating liabilities increased by $249,229 during the six months ended June 30, 2014, compared to an increase of $1,081,453 for the six months ended June 30, 2013, resulting in a change in cash flow of $832,224. Accounts payable decreased $20,284 for the six months ended June 30, 2014, a change in cash flow of $251,508, compared to the $231,224 increase in the six months ended June 30, 2013. Accounts payable to related parties increased by $256,529 during the six months ended June 30, 2014, compared to an increase of $212,872 for the same period in 2013, resulting in a change in cash flow of $43,657. Revenue payable decreased $298,529 for the six months ended June 30, 2014, compared to an increase of $276,657 during the six months ended June 30, 2013, resulting in a change in cash flow of $575,186.  Revenue payable decreased following the completion of title opinion and the distribution to royalty owners of revenue previously held in a suspense account. The remaining changes in other operating liabilities resulted in an increase of cash flow by approximately $49,187 in the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Cash used in Investing Activities:  For the six months ended June 30, 2014, cash used in investing activities was $729,845, compared to $1,242,461 for the six months ended June 30, 2013, resulting in a change in cash flow of $512,616. We spent $692,727 on the purchases of mineral leases and additional drilling and completion costs during the six months ended June 30, 2014, compared to $1,233,808 spent during the six months ended June 30, 2013 on the completion of the Haggard A, the Morse #1-H and the purchase of mineral leases, resulting in a change in cash flow of $541,081. We spent $37,065 on property and equipment during the six months ended June 30, 2014, compared to $8,595 for the six months ended June 30, 2013, resulting in a change in cash flow of $28,470.

Cash provided by Financing Activities:  For the six months ended June 30, 2014, cash provided by financing activities totaled $435,053, compared to $6,913 for the six months ended June 30, 2013, resulting in an increase in cash flow of $428,140. During the six months ended June 30, 2014, we received $694,900 in net proceeds from the sale of units of common stock and warrants, whereas no such financing occurred during the six months ended June 30, 2013. We reduced our cash overdraft by $255,592 in the six months ended June 30, 2014, whereas we increased it by $6,102 during the six months ended June 30, 2013, resulting in a change in cash flow of $261,694.

Sources of Liquidity

Production revenue has not been sufficient to finance our operating expenses; therefore, we have had to raise capital in recent years to fund our activities. Planned lease acquisitions and exploration, development, production and marketing activities, as well as administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenue, results of operations, liquidity, or capital expenditures.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in our 2013 annual consolidated financial statements, have been omitted. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

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

In addition, the capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value,” discounted at a ten percent interest rate, of future net revenue from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties and less the income tax effects related to the properties.

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

Revenue Recognition

We utilize the accrual method of accounting for crude oil and natural gas revenue, whereby revenue is recognized based on our net revenue interest in the wells.  Crude oil inventories are immaterial and are not recorded.

Gas imbalances are accounted for using the entitlement method.  Under this method, revenue is recognized only to the extent of our proportionate share of the gas sold.  However, we have no history of significant gas imbalances.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method we will adopt by which to implement the standard.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of June 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 2, 2014, we issued 23,226 shares of common stock to an investor holding modified 2007 Warrants who exercised 30,000 warrants on a cashless basis.  The shares were issued pursuant an exemption under Section 4(a)(2) of the securities Act of 1933, as amended.

On May 1, 2014, we issued 505,000 shares of common stock to Energi Drilling 2010A L.P. in exchange for working interests in certain wells we operate, whereby we purchased all of Energi’s right, title and interest in the wells and all of Energi’s participation rights in future wells and work-overs and released Energi from any receivables owed to us. The shares were issued pursuant an exemption under Section 4(a)(2) of the securities Act of 1933, as amended.

During the three months ended June 30, 2014, we issued 150,000 shares of common stock to a consultant valued at $113,500. The shares were issued pursuant an exemption under Section 4(a)(2) of the securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

10.01	Form of Fifth Amendment to Promissory Note, effective as of June 24, 2014, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.02
Form of Seventh Amendment to Promissory Note, effective as of June 24, 2014, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd.

10.03	2014 Incentive Stock Option Plan

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: August 14, 2014	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: August 14, 2014	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer