Form 10-Q
period 2014-09-30
Pegasi Energy Resources Corporation.
filed 2014-11-13
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

There were 70,539,499 shares of the registrant's common stock outstanding as of November 6, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$962,310	$2,467,761
Accounts receivable, trade	413,236	300,132
Accounts receivable, related parties	35,502	26,584
Joint interest billing receivable, related parties, net	10,079	119,188
Joint interest billing receivable, net	13,360	42,302
Other current assets	39,447	45,718
Total current assets	1,473,934	3,001,685

Property and equipment:
Equipment	67,435	66,855
Pipelines	982,132	946,012
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	89,148	89,148
Total property and equipment	1,201,911	1,165,211
Less accumulated depreciation	(536,575)	(473,163)
Property and equipment, net	665,336	692,048

Oil and gas properties:
Oil and gas properties, proved	19,012,095	17,583,190
Oil and gas properties, unproved	13,874,909	14,298,503
Capitalized asset retirement obligations	600,423	503,253
Total oil and gas properties	33,487,427	32,384,946
Less accumulated depletion and depreciation	(2,324,620)	(1,951,186)
Oil and gas properties, net	31,162,807	30,433,760

Other assets:
Restricted cash – drilling program	427,079	90,559
Certificates of deposit	78,639	78,560
Easements	34,848	34,848
Total other assets	540,566	203,967

Total assets	$33,842,643	$34,331,460

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft	$-	$255,628
Accounts payable	998,844	1,401,014
Accounts payable, related parties	3,319,838	2,924,089
Revenue payable	510,527	852,079
Liquidated damages payable	46,695	40,892
Other payables	40,078	59,627
Current portion of notes payable	7,896	8,703
Total current liabilities	4,923,878	5,542,032

Drilling prepayments	427,079	90,559
Notes payable	2,945	9,190
Notes payable, related parties	8,160,646	8,160,646
Interest payable, related parties	2,765,895	2,291,652
Asset retirement obligations	794,301	674,092
Total liabilities	17,074,744	16,768,171

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 70,539,499 and 68,169,923 shares issued and outstanding, respectively	70,540	68,170
Additional paid-in capital	52,894,835	45,599,663
Accumulated deficit	(36,197,476)	(28,104,544)
Total stockholders' equity	16,767,899	17,563,289

Total liabilities and stockholders' equity	$33,842,643	$34,331,460

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil and gas	$413,354	$463,359	$1,395,826	$1,233,603
Condensate and skim oil	10,021	10,448	19,210	41,782
Transportation and gathering	65,873	58,383	209,156	148,080
Total revenues	489,248	532,190	1,624,192	1,423,465

Operating expenses:
Lease operating expense	185,208	198,458	625,614	612,258
Pipeline operating expenses	46,170	42,801	202,836	147,537
Depletion and depreciation	142,978	150,050	437,065	383,970
General and administrative	689,941	657,076	5,327,373	2,293,841
Total operating expenses	1,064,297	1,048,385	6,592,888	3,437,606
Loss from operations	(575,049)	(516,195)	(4,968,696)	(2,014,141)

Other income (expense):
Interest income	292	26	344	84
Interest expense	(159,017)	(159,268)	(476,172)	(478,150)
Warrant modification expense	-	-	(2,642,266)	-
Other expense, net	(2,364)	(1,707)	(6,142)	(2,362)
Total other expense, net	(161,089)	(160,949)	(3,124,236)	(480,428)

Loss from operations before income tax expense	(736,138)	(677,144)	(8,092,932)	(2,494,569)

Income tax expense	-	-	-	(3,515)

Net loss	$(736,138)	$(677,144)	$(8,092,932)	$(2,498,084)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.12)	$(0.04)

Weighted average shares outstanding – basic and diluted	70,537,160	63,718,401	69,857,752	63,314,324

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net loss	$(8,092,932)	$(2,498,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	437,065	383,970
Accretion of discount on asset retirement obligations	25,941	25,671
Stock based compensation	3,353,344	524,144
Common stock issued for consulting services	198,250	35,500
Warrant modification expense	2,642,266	-
Gain on transfer of equipment	(219)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(113,104)	(55,272)
Account receivable, related parties	(8,918)	(9,082)
Joint interest billing receivable, related parties, net	39,993	1,248,417
Joint interest billing receivable, net	32,011	224,344
Other current assets	6,271	22,808
Accounts payable	(84,470)	123,152
Accounts payable, related parties	395,749	345,057
Revenue payable	(341,552)	281,521
Interest payable, related parties	474,243	474,237
Liquidated damages payable	5,803	4,862
Other payables	(19,549)	33,177
Net cash provided by (used in) operating activities	(1,049,808)	1,164,422

Investing Activities
Additions to certificates of deposit	(79)	(84)
Purchases of property and equipment	(39,769)	(11,893)
Purchase of oil and gas properties	(852,797)	(1,707,435)
Net cash used in investing activities	(892,645)	(1,719,412)

Financing Activities
Payments on notes payable	(7,052)	(6,033)
Cash overdraft	(255,628)	35,915
Proceeds from sale of common stock, net of offering costs	694,900	245,000
Proceeds from exercise of warrants	4,782	4,800
Net cash provided by financing activities	437,002	279,682

Net decrease in cash and cash equivalents	(1,505,451)	(275,308)
Cash and cash equivalents at beginning period	2,467,761	1,421,198
Cash and cash equivalents at end of period	$962,310	$1,145,890

See Note 4 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

1.  NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC” or the “Company”) is an independent energy company engaged in the exploration for, and production of, crude oil and natural gas.   The Company’s strategy is to employ modern drilling and completion techniques to redevelop formations that have been proven by historical production to be hydrocarbon reservoirs in a mature field.  The Company is exclusively focused on the redevelopment of the Rodessa oilfield of East Texas.  First developed in the 1930’s, this field has historically been the domain of small independent operators and is not a legacy field for any major oil company.  The Company has been active in the region for over a decade, and in this time, it has developed a proprietary technical database from the Rodessa oilfield’s extensive drilling history, which gives the Company a superior insight into the multiple proven reservoirs that are available for development.  The drilling and production history of the oilfield has proven the productivity of multiple horizons, including the Rodessa, Pettit, Travis Peak, Cotton Valley, Bossier and Cotton Valley Limestone.

The Company’s development strategy, in what it has designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. By focusing on a mature proven field, the Company believes that it can significantly reduce the geological risk of its projects.  The Company plans to develop and produce reserves at low cost and will take an aggressive approach to exploiting its contiguous acreage position by utilizing the latest “best in class” drilling and completion techniques.

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

We reclassified certain prior period amounts to conform to the current period presentation, specifically, the reclassification of interest payable, related parties, from current to noncurrent. These changes had no impact on total revenues, total operating expenses or net income for any period.

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

 c)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  During the three months ended September 30, 2014 and September 30, 2013, the Company recognized $131,037 and $131,036, respectively, of stock-based compensation. During the nine months ended September 30, 2014 and September 30, 2013, the Company recognized $3,353,344 and $524,144, respectively, of stock-based compensation, which has been recorded as a general and administrative expense in the consolidated statements of operations. Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

d)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, the Company had potentially dilutive shares of 50,668,290 and 40,357,536, respectively, that were excluded from the earnings per share calculation because their impact would be anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents is anti-dilutive.

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

f) Certificates of Deposit

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of September 30, 2014 and December 31, 2013, the balance of the certificates of deposit totaled $78,639 and $78,560, respectively.

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
SEPTEMBER 30, 2014 AND 2013

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$794,301	$794,301

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$674,092	$674,092

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the nine months ended September 30, 2014 and 2013:

	2014	2013
Beginning Balance - January 1,	$674,092	$628,668
Accretion expense	25,941	25,671
Liabilities settled	(49,586)	-
Revisions to estimates	143,854	13,757
Balance at September 30,	$794,301	$668,096

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

4.  SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the nine month period ended September 30:

	2014	2013

Oil and gas assets financed through account payables	$199,692	$613,168

Additions to/ revisions of estimates to asset retirement obligation	$143,854	$13,757

Asset retirement obligation settled	$49,586	$-

Oil and gas properties purchased through issuance of common stock	$404,000	$-

Oil and gas properties financed through assumption of joint-interest billing receivable	$69,116	$-

The following is supplemental cash flow information for the nine month period ended September 30:

	2014	2013
Cash paid during the period for interest	$1,929	$3,913
Cash paid during the period for taxes	$-	$3,515

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

During the nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $393,110 related to options granted in a prior year.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

The following table details the significant assumptions used to compute the fair market values of stock options granted in a prior year which vested during the nine months ended September 30, 2014:

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

	Before	After
Risk free rates	0.07 % to 0.24%	0.24% to 0.48%
Dividend yield	0%	0%
Expected volatility	54.65% to 58.06%	55.10% to 73.49%
Remaining term (years)	0.5 years to 1.63 years	1.5 years to 2.63 years

The weighted average grant date fair value price per share of options granted during the nine months ended September 30, 2014 was $0.34.  There were no options granted and vested during the nine months ended September 30, 2013.  As of September 30, 2014 and 2013, the Company had $0 and $524,144, respectively, of unrecognized compensation expense related to non-vested stock-based compensation arrangements.

A summary of option activity during the nine months ended September 30, 2014 is as follows:

	Options	Weighted Average Exercise Price
Oustanding at December 31, 2013	9,700,060	$0.57
Options granted	7,049,940	0.79
Options exercised	-	-
Outstanding at September 30, 2014	16,750,000	$0.66

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

A summary of stock options outstanding as of September 30, 2014 is as follows:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	900,000	2.25	900,000
$0.42	1,059,285	3.25	1,059,285
$0.50	10,000	3.25	10,000
$0.50	486,364	4.25	486,364
$0.55	363,636	4.25	363,636
$0.50	616,600	4.25	616,600
$0.79	7,049,940	4.30	7,049,940
$0.55	3,000,000	4.75	3,000,000
$0.50	264,175	7.25	264,175
$0.66	3,000,000	8.00	2,000,000

Based on the Company's stock price of $0.36 at September 30, 2014, the options outstanding had an intrinsic value of $0.

Total options exercisable at September 30, 2014 amounted to 15,750,000 shares and had a weighted average exercise price of $0.66.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before	After
Risk free rates	0.08% to 0.99%	0.99% to 2.07%
Dividend yield	0%	0%
Expected volatility	52.24 % to 83.24%	78.94 % to 106.11%
Remaining term (years)	0.35 years to 3.53 years	3.33 years to 6.53 years

Warrants Exercised

On February 11, 2014, the Company issued 6,380 shares of common stock to an investor holding modified 2007 Warrants who exercised 10,000 warrants on a cashless basis.

On April 2, 2014, the Company issued 23,226 shares of common stock to an investor holding modified 2007 Warrants who exercised 30,000 warrants on a cashless basis.

On July 28, 2014, the Company issued 7,970 shares of common stock to an investor holding 2011 Warrants who exercised 7,970 warrants for proceeds of $4,782.

A summary of warrant activity and shares issuable upon exercise of the warrants during the nine months ended September 30, 2014 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Oustanding at December 31, 2013	17,978,852	23,191,215	$0.66
Warrants cancelled under modification	(11,660,762)	(14,880,762)	0.63
Warrants issued under modification	11,660,762	14,880,762	0.84
Warrants issued (see Note 7)	781,000	781,000	0.70
Warrants exercised	(47,970)	(87,970)	0.52
Outstanding at September 30, 2014	18,711,882	23,884,245	$0.80

The outstanding warrants at September 30, 2014 had an intrinsic value of $0.  All of the 18,711,882 warrants outstanding at September 30, 2014 are exercisable and expire at various dates between December 2014 and September 2020.

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
SEPTEMBER 30, 2014 AND 2013

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

On July 1, 2014, the Company issued 50,000 shares of common stock to a consultant valued at $30,000. These shares were valued using the closing market price on the date of the agreement.  This expense has been recorded as general and administrative in the consolidated statements of operations.

On July 28, 2014, the Company issued 7,970 shares of common stock to an investor holding 2011 Warrants who exercised 7,970 warrants on a cash basis.  See Note 6 for additional details.

8.  SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Business segment revenue:
Oil and gas sales	$413,354	$463,359	$1,395,826	$1,233,603
Condensate and skim oil	10,021	10,448	19,210	41,782
Transportation and gathering	65,873	58,383	209,156	148,080
Total revenues	$489,248	$532,190	$1,624,192	$1,423,465

Business segment profit (loss):
Oil and gas sales	$105,571	$134,966	$394,211	$297,487
Condensate and skim oil	10,021	10,448	19,210	41,782
Transportation and gathering	425	(5,333)	(61,358)	(66,734)
General corporate	(691,066)	(656,276)	(5,320,759)	(2,286,676)
Loss from operations	$(575,049)	$(516,195)	$(4,968,696)	$(2,014,141)

Depreciation and depletion:
Oil and gas sales	$122,575	$129,935	$376,001	$323,858
Transportation and gathering	17,429	16,621	52,142	49,629
General corporate	2,974	3,494	8,922	10,483
Total depletion and depreciation	$142,978	$150,050	$437,065	$383,970

Capital expenditures:
Oil and gas sales			$535,099	$1,643,480
Transportation and gathering			34,868	11,660
General corporate			4,901	233
Total capital expenditures			$574,868	$1,655,373

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

	September 30,	December 31,
	2014	2013
Business segment assets:
Oil and gas sales	$32,190,469	$32,194,260
Transportation and gathering	721,313	717,450
General corporate	930,861	1,419,750
Total assets	$33,842,643	$34,331,460

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

At September 30, 2014, management reevaluated the status of the registration statement and determined an accrual of $46,695 was sufficient to cover any potential payments for liquidated damages and the related accrued interest.  The damages are reflected as liquidated damages payable of $46,695 and $40,892 in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.   The difference of $5,803 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

10.  SUBSEQUENT EVENT

In preparing the accompanying financial statements, management of the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 13, 2014, the date the financial statements were available for issuance.

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

Company Overview

We are an independent energy company engaged in the exploration for, and the production of, crude oil and natural gas.  Our strategy is to employ modern drilling and completion techniques to redevelop formations that have been proven by historical production to be hydrocarbon reservoirs in a mature field.  We are exclusively focused on the redevelopment of the Rodessa oilfield of East Texas.  First developed in the 1930’s, this field has historically been the domain of small independent operators and is not a legacy field for any major oil company.  We have been active in the region for over a decade, and in this time, we have developed a proprietary technical database from the Rodessa oilfield’s extensive drilling history, which gives us a superior insight into the multiple proven reservoirs that are available for development.  The drilling and production history of the oilfield has proven the productivity of multiple horizons, including the Rodessa, Pettit, Travis Peak, Cotton Valley, Bossier and Cotton Valley Limestone.  We have a longstanding commitment to this region where mineral ownership is highly fragmented and believe that the strength of our local relationships is a critical factor in acquiring mineral leases.  We currently hold interests in properties located in Cass and Marion Counties, Texas.

Our development strategy, in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. By focusing on a mature proven field, we believe that we can significantly reduce the geological risk of our projects.  We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position by utilizing the latest “best in class” drilling and completion techniques.

Plan of Operations

Our corporate strategy can be thought of in terms of the acquisition of leases and the development of resources on leased acreage.

Acquisition of Leases in the Cornerstone Project area

As of September 30, 2014, our leasehold position was approximately 26,517 gross acres and 15,800 net acres, of which our working interest is approximately 9,416 net acres.

•
Supporting Our Drilling Program.  Our priority is drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

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

Development of Resources in the Cornerstone Project area

Our acreage is located in a region that has historically proven highly productive. There are multiple target formations available for development on our leased acreage. These include the gas and condensate bearing Travis Peak, the oil and gas bearing upper Cotton Valley sands, the oil bearing Bossier sands and the oil bearing Cotton Valley Limestone. Approximately three quarters of our net leased acreage is currently undeveloped (approximately 6,904 undeveloped net acres of a total of 9,416 net acres as of September 30, 2014).

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  The low permeability oil bearing Bossier and Cotton Valley Limestone formations are amenable to development using the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The production rate has subsequently decreased and we recorded an average production rate of 17 Bbl/day of crude oil in September 2014.  This decrease has been irregular and we have observed several instances of unexpected, sustained surges in production, typically resulting in a doubling of production volumes over three-day periods.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We plan to perform a workover of the well, which may involve the installation of a mechanical pump to replace the gas lift system within the next 90 days, subject to the approval of our working interest partners. We expect that it would take approximately 30 days to install such a mechanical pump system. We believe that the successful production of oil from the Morse #1-H supports our development strategy for the Bossier/Cotton Valley Limestone. We have learned much from the drilling, completion and production of the Morse #1-H well that will enable us to improve the design and execution of our next planned horizontal well. Having proven our development model, we now plan to drill wells with longer laterals involving 15 frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7-$9 million. We are not currently capitalized to drill a program of such wells and are actively engaged in securing the financing needed to fund a drilling program to develop the Bossier/Cotton Valley Limestone.

•
Vertical Wells. Our secondary priority is to drill vertical wells to develop shallower formations, such as the Travis Peak and Cotton Valley. The Haggard A & B wells, which offset the Norbord #1 discovery of 2010 and were completed in 2013 and 2012, respectively, fall into this category and have proven highly productive of gas and condensate. We recently concluded a participation agreement with Pacific World Energy (PWE) for the drilling of up to 10 wells on our leased acreage in Marion County. Under the terms of the participation agreement, PWE pays the full cost of drilling and completing each well and, if the well is successful, PWE earns an initial 80% working interest in the production from that well as well as the leases related to such well. Once PWE has recovered 125% of the well costs, its working interest will decrease to 63.3%. The initial two wells will be vertical wells, and following their completion, PWE will have the option to finance further vertical wells and/or horizontal wells, with each productive well earning them the same working interest rights as the first two wells. On October 1, 2014, we spudded the first vertical well of this program, the Huntington #4.  Drilling reached a final depth of 9,300 ft, production casing of 4 ½” was set and cemented at 9,300 ft and the drilling rig was released on October 27, 2014. Analysis of the well log identified in excess of 175' of gross pay over multiple Cotton Valley and Travis Peak zones.

Consolidated Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Summarized Consolidated Results of Operations

			Increase
	2014	2013	(Decrease)
Total revenues	$489,248	$532,190	$(42,942)
Total operating expenses	1,064,297	1,048,385	15,912
Loss from operations	(575,049)	(516,195)	58,854
Total other expenses, net	(161,089)	(160,949)	140
Net loss	$(736,138)	$(677,144)	$58,994

Revenues:  Total revenues for the quarter ended September 30, 2014 were $489,248, compared to $532,190 for the quarter ended September 30, 2013. The decrease of $42,942 in total revenues for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 was primarily driven by a decrease of $105,891 in oil revenue, which was partially offset by increases of $55,885 in gas revenue and $7,490 in transportation and gathering revenue.

Oil revenue for the quarter ended September 30, 2014 was $191,352, compared to $297,243 for the quarter ended September 30, 2013. The $105,891 decrease represented a 36% decline in oil revenue, which was driven by a 28% decrease in oil sales volume and a 10% decline in the realized oil sales price. The production rate of the Morse #1-H well declined 433 Bbls in the comparative quarters, resulting in a decrease of $53,618 in oil sales revenue.  In addition, the production rates of the Bramlett and the Wyatt King wells also declined for the comparative quarters, resulting in an additional $36,713 decrease in oil sales revenue.

Gas revenue for the quarter ended September 30, 2014 was $222,001, compared to $166,116 for the quarter ended September 30, 2013. This 34% increase of $55,885 was due to an 11% increase in the realized gas sales price and a 19% increase in gas sales volume. There was a quarter on quarter increase in gas production from the Haggard B well of 11,850 MCF, which resulted in $49,848 of additional gas revenue. This was due to our buyout in May 2014 of one investor’s working interest in this well. We received a realized sales price of $3.87 per MCF for the three months ended September 30, 2014, compared to $3.48 for the same period in 2013.

Transportation and gathering revenue increased to $65,873 for the quarter ended September 30, 2014 from $58,383 for the quarter ended September 30, 2013, due primarily to an increase in the volume of transported gas and increased charges per MCF.

Expenses:  Total operating expenses for the quarter ended September 30, 2014 were $1,064,297, compared to $1,048,385 for the quarter ended September 30, 2013.  This change was primarily a result of an increase in general and administrative expenses that were partially offset by a decrease in lease operating expenses.

•
General and Administrative Expense:  There was a $32,865 increase in general and administrative expense to $689,941 for the quarter ended September 30, 2014, from $657,076 for the quarter ended September 30, 2013, primarily due to an increase of $31,000 in consulting fees related to an investor relations agreement entered into in late March 2014.

•
Lease Operating Expense:  Total lease operating expense for the quarter ended September 30, 2014 was $185,208, compared to $198,458 for the quarter ended September 30, 2013, resulting in a decrease of $13,250, mainly due to the plugging of the Norbord well in early 2014.  The Norbord had lease operating expenses of $14,448 for the quarter ended September 30, 2013 and none for the quarter ended September 30, 2014.

Other Income (Expenses):  Total other expenses for the quarter ended September 30, 2014 were $161,089, compared to $160,949 for the quarter ended September 30, 2013.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $736,138 for the quarter ended September 30, 2014, as compared to a net loss of $677,144 for the quarter ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Summarized Consolidated Results of Operations

			Increase
	2014	2013	(Decrease)
Total revenues	$1,624,192	$1,423,465	$200,727
Total operating expenses	6,592,888	3,437,606	3,155,282
Loss from operations	(4,968,696)	(2,014,141)	2,954,555
Total other expense, net	(3,124,236)	(480,428)	2,643,808
Income tax expense	-	(3,515)	(3,515)
Net loss	$(8,092,932)	$(2,498,084)	$5,594,848

Revenues:  Total revenues for the nine months ended September 30, 2014 were $1,624,192, compared to $1,423,465 for the nine months ended September 30, 2013. The increase of $200,727 in total revenues for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily driven by increases in gas revenue of $334,694 and transportation and gathering revenues of $61,076, which were partially offset by decreases in oil revenue of $172,471 and condensate and skim oil sales of $22,572.

Oil revenue for the nine months ended September 30, 2014 was $650,391, compared to $822,862 for the nine months ended September 30, 2013. This decrease of $172,471 represented a 21% decrease during the first nine months of 2014 from the same period in 2013.  The Morse #1-H well had a decrease of $174,360 in period to period revenue, which is attributable to the overall decline of 1,617 Bbls in its production rates in the comparable periods.

Gas revenue for the nine months ended September 30, 2014 was $745,435, compared to $410,741 for the nine months ended September 30, 2013.  This 81% increase of $334,694 in gas revenue was primarily a result of a 54% increase in production volume, as well as an 18% increase in the average gas sales price. There was an increase in gas production revenue of $184,253 from the Haggard A well during the nine months ended September 30, 2014, primarily due to the increase in our interest in the well following the completion of title work during the second quarter of 2014.  In addition, for the nine months ended September 30, 2014, there was an increase of $143,881 in gas production revenue on the Haggard B well due to the buyout in May 2014 of one of our investor’s working interest in this well. We received a realized sales price of $4.33 per MCF for the nine months ended September 30, 2014, compared to $3.67 for the same period in 2013.

Transportation and gathering revenue increased $61,076 to $209,156 for the nine months ended September 30, 2014, compared to $148,080 for the nine months ended September 30, 2013, resulting from increased pipeline volumes and increased charges per MCF.

Condensate and skim oil sales amounted to $19,210 and $41,782 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from period to period.

Expenses:  Total operating expenses for the nine months ended September 30, 2014 were $6,592,888, compared to $3,437,606 for the nine months ended September 30, 2013.  This increase of $3,155,282 was primarily due to increased general and administrative expenses resulting from non-cash stock-based compensation expenses incurred during the nine months ended September 30, 2014.

•
General and Administrative Expenses:  There was a $3,033,532 increase in general and administrative expenses, to $5,327,373 for the nine months ended September 30, 2014 from $2,293,841 for the nine months ended September 30, 2013. The primary reason for the increase was stock-based compensation expense of $3,353,344 incurred during the nine months ended September 30, 2014, compared to only $524,144 in stock-based compensation expense incurred in the nine months ended September 30, 2013, an increase of $2,829,200. The compensation expense resulted from the issuance of stock options to selected employees, executives, and directors, as well as a term modification of certain previously issued stock options.

In addition, investor relations consulting fees of $264,750 were incurred during the nine months ended September 30, 2014, whereas only $35,500 of such fees was incurred during the nine months ended September 30, 2013.  We engaged an investor relations firm in late March 2014 to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities and to stimulate their interest in our company.

•
Pipeline Operating Expense:  Total pipeline operating expenses for the nine months ended September 30, 2014 were $202,836 compared to $147,537 for the nine months ended September 30, 2013.  The increase of $55,299 was primarily the result of increased production volumes, which required an additional compressor.

•
Depletion and Depreciation Expense: Total depletion and depreciation for the nine months ended September 30, 2014 was $437,065, compared to $383,970 for the nine months ended September 30, 2013.  The increase in expense was primarily a consequence of increased gross production, which resulted from an increase in our share of production due to the completion of title work on the Haggard A well and the May 2014 buyout agreement of an investor’s working interest in the Haggard B well.

Other Income (Expenses):  Total other expenses for the nine months ended September 30, 2014 were $3,124,236, compared to $480,428 for the nine months ended September 30, 2013, resulting in an increase of $2,643,808.  The primary reason for the increase was a warrant modification expense of $2,642,266 incurred during the nine months ended September 30, 2014, whereas no such expense was incurred during the same period in 2013.  This expense was incurred in connection with a warrant modification offer to investors that closed on March 31, 2014.  Certain investors agreed to modify the terms of their warrants, whereby the expiration date was extended for three years in exchange for agreeing to increase the exercise price.

Income Tax Expense:  No income tax expense was incurred during the nine months ended September 30, 2014, whereas we recognized a net income tax expense of $3,515 for state franchise taxes during the nine months ended September 30, 2013.

Net Loss:  As a result of the above described revenue and expenses, we incurred a net loss of $8,092,932 for the nine months ended September 30, 2014, as compared to a net loss of $2,498,084 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We held $962,310 in cash at September 30, 2014, made up of a majority of our cash accounts. We held $2,467,761 in cash at December 31, 2013, made up of a majority of our cash accounts. However, at that date, several cash accounts had an overdraft that totaled $255,628, resulting in net cash of $2,212,133. The overall decrease in cash was due to cash used in operating activities, which exceeded funds received from sales of our common stock and cash used in investing activities, including purchases of oil and gas mineral leases.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	2014	2013
Total cash provided by (used in):
Operating activities	$(1,049,808)	$1,164,422
Investing activities	(892,645)	(1,719,412)
Financing activities	437,002	279,682
Decrease in cash and cash equivalents	$(1,505,451)	$(275,308)

Cash provided by (used in) Operating Activities:  For the nine months ended September 30, 2014, cash used by operating activities was $1,049,808, compared to $1,164,422 provided by operating activities for the nine months ended September 30, 2013, resulting in a decrease in cash provided by operating activities of $2,214,230.

The net loss of $8,092,932 for the nine months ended September 30, 2014 represented an increase of $5,594,848 from the net loss of $2,498,084 for the nine months ended September 30, 2013.

Non-cash expense items for the nine months ended September 30, 2014 totaled $6,656,647, an increase of $5,687,362 from $969,285 in non-cash expense items for the nine months ended September 30, 2013.  This increase is for the reasons set forth below.

Non-cash expense for stock-based compensation increased by $2,829,200, to $3,353,344 during the nine months ended September 30, 2014, from $524,144 incurred during the nine months ended September 30, 2013.  This compensation expense resulted from the issuance of stock options to selected employees, executives, and directors as incentive for continuing our development, as well as a modification of the expiration term on certain options.  In addition, there was a warrant modification expense of $2,642,266 for the extension of select warrant terms during the nine months ended September 30, 2014, whereas no such expense was incurred for the nine months ended September 30, 2013. We also incurred $198,250 in non-cash expense for stock issued to consultants for the nine months ended September 30, 2014, whereas such expense was only $35,500 in the nine months ended in September 30, 2013.  Depletion and depreciation expense increased $53,095 to $437,065 for the nine months ended September 30, 2014, compared to $383,970 for the nine months ended September 30, 2013, primarily as a consequence of increased production.

Operating assets increased by $43,747 in the nine months ended September 30, 2014, compared to a decrease of $1,431,215 for the nine months ended September 30, 2013, resulting in a change of $1,474,962. Approximately $1,208,424 of this change is a result of a decrease of $39,993 in joint interest billing receivables from related parties in the nine months ended September 30, 2014, compared to a decrease of $1,248,417 in the nine months ended September 30, 2013.  Joint interest billings receivable decreased $32,011 in the nine months ended September 30, 2014, compared to a decrease of $224,344 for the nine months ended September 30, 2013, resulting in a change of approximately $192,333.  The decrease in both the related party receivables and joint interest billings receivable was due to payments received from working interest owners during the nine months ended September 30, 2013. Trade account receivables increased by $113,104 in the nine months ended September 30, 2014, whereas they only increased $55,272 in the nine months ended September 30, 2013, resulting in a change from period to period of $57,832. The increase during the nine months ended September 30, 2014 was due to our higher working interest from the completion of title work and the buyout agreement previously mentioned.  The remaining changes in operating assets of approximately $16,373 consisted of changes in other assets.

Operating liabilities increased by $430,224 during the nine months ended September 30, 2014, compared to an increase of $1,262,006 for the nine months ended September 30, 2013, resulting in a change in cash flow of $831,782. Accounts payable decreased $84,470 for the nine months ended September 30, 2014, resulting in a change in cash flow of $207,622 from the $123,152 increase in the nine months ended September 30, 2013. Accounts payable to related parties increased by $395,749 during the nine months ended September 30, 2014, compared to an increase of $345,057 for the same period in 2013, resulting in a change in cash flow of $50,692.  Revenue payable decreased $341,552 for the nine months ended September 30, 2014, compared to an increase of $281,521 during the nine months ended September 30, 2013, resulting in a change in cash flow of $623,073.  Revenue payable decreased following the completion of title opinion and the distribution to royalty owners of revenue previously held in a suspense account. The remaining changes in other operating liabilities resulted in a decrease in cash flow by approximately $51,779 in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Cash used in Investing Activities:  For the nine months ended September 30, 2014, cash used in investing activities was $892,645, compared to $1,719,412 for the nine months ended September 30, 2013, resulting in a change in cash flow of $826,767. We spent $852,797 on purchases of mineral leases and additional drilling and completion costs during the nine months ended September 30, 2014, compared to $1,707,435 spent in the nine months ended September 30, 2013 on the completion of the Haggard A and the Morse #1-H wells, as well as the purchase of mineral leases, resulting in a change in cash flow of $854,638. We spent $39,769 on property and equipment during the nine months ended September 30, 2014, compared to $11,893 for the nine months ended September 30, 2013, resulting in a change in cash flow of $27,876.

Cash provided by Financing Activities:  For the nine months ended September 30, 2014, cash provided by financing activities totaled $437,002, compared to $279,682 for the nine months ended September 30, 2013, resulting in an increase in cash flow of $157,320. During the nine months ended September 30, 2014, we received $694,900 in net proceeds from the sale of units of common stock and warrants, compared to $245,000 received in the nine months ended September 30, 2013, resulting in a change in cash flow of $449,900. We reduced our cash overdraft by $255,628 in the nine months ended September 30, 2014, whereas we increased it by $35,915 during the nine months ended September 30, 2013, resulting in a change in cash flow of $291,543.

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

We expect that additional funds raised from future financing activities will be needed to finance our operations for the next twelve months.  The extent of our drilling program in 2015 is dependent on our ability to raise additional capital.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We will also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method we will adopt by which to implement the standard.  We are studying the new standard and starting to evaluate and determine the impact the new standard will have on the timing of revenue recognition under our customer agreements. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of September 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2014, we issued 50,000 shares of common stock to a consultant for services rendered. The shares were issued pursuant an exemption under Section 4(a)(2) of the securities Act of 1933, as amended.

On July 28, 2014, we issued 7,970 shares of common stock to an investor holding 2011 Warrants who exercised 7,970 warrants for proceeds of $4,782.  The shares were issued pursuant an exemption under Section 4(a)(2) of the securities Act of 1933, as amended.

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

PEGASI ENERGY RESOURCES CORPORATION

Date: November 13, 2014	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: November 13, 2014	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer