Form 10-K
period 2014-12-31
Pegasi Energy Resources Corporation.
filed 2015-04-03
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, on the closing sales price of the Common Stock as quoted on the OTCQB Market was $20,834,115.60. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 1, 2015, there were 70,539,499 shares of registrant’s common stock outstanding.

PART I.

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

This Annual Report on Form 10-K includes the accounts of Pegasi Energy Resources Corporation (“Pegasi”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”: Pegasi Energy Resources Corporation, a Texas corporation (“PERC”), Pegasi Operating, Inc., a Texas corporation (“POI”) and TR Rodessa, Inc., a Texas corporation (“TR Rodessa”).

ITEM 1.  BUSINESS.

Overview of Business

We are an independent energy company engaged in the exploration for, and production of, crude oil and natural gas.  We are exclusively focused on the development of resources within the Rodessa oil field of East Texas. This oil field has been producing oil and gas since 1929. The Rodessa oil field has to date produced over 400 million barrels of oil and 2.3 trillion cubic feet of gas from over 2,000 producing wells. This production has come from multiple formations including the Rodessa, Travis Peak, Pettit, Cotton Valley and Bossier, which are all proven hydrocarbon reservoirs. Most of the Rodessa’s wells were drilled over 50 years ago and targeted the shallower horizons. No major energy company ever established a dominant position in the field. Most development has been conducted by independents and mineral ownership has remained highly fragmented. We currently hold interests in properties located in Cass and Marion Counties, Texas.

Our business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. We believe that we are uniquely familiar with the history and geology of our project area based on our collective experience in the region as well as through our development and ownership of a large proprietary database which details the oil field’s drilling history since 1980.  We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position through utilization of the latest “best in class” drilling and completion techniques.  We believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in this mature oil field will enable us to find significant oil and gas reserves that were either overlooked or not amenable to development with the technology previously available.

Our Operations

We began our leasing and farm-in activities in the Rodessa oil field area of the East Texas oil and gas basin in 2000. Our initial leasehold purchase was comprised of approximately 1,500 gross acres, which has grown to approximately 25,072 gross acres. Our development strategy, which we have designated the Cornerstone Project, has been to establish a significant acreage position in the mature Rodessa oil field and develop and produce reserves through proven drilling and completion techniques.  In addition, we intend to recomplete and redevelopment some of our older wells to enhance their production rates.  We are working on this strategy with our working interest partner, TR Energy Inc. (“TR Energy”), a related party. We hold an 80% working interest in the majority of our leases with TR Energy holding a 20% working interest in those leases.  We have a few leases in which we hold smaller interests ranging from 25% - 50% with TR Energy and other minority investors holding the remaining working interests.  As of April 1, 2015, we operated 17 wells, of which 13 were producing.

We conduct our main exploration and production operations through our wholly-owned subsidiary, POI.  We conduct additional pipeline operations through our other wholly-owned subsidiary, TR Rodessa.

TR Rodessa owns an 80% undivided interest in and operates a 40-mile natural gas pipeline and gathering system which we currently use to transport our hydrocarbons to market.  TR Energy owns the remaining 20% undivided interest.  Excess capacity on this system is used to transport third-party hydrocarbons.

Our corporate strategy can be thought of in terms of the acquisition of leases and the development of resources on leased acreage.

Acquisition of Leases in the Cornerstone Project area

As of April 1, 2015, our leasehold position is approximately 24,258 gross acres and 12,826 net acres, of which our working interest is approximately 7,290 net acres.

•
Supporting Our Drilling Program.  Our priority is drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

•
Acquiring Additional Drilling Locations.  We have an extensive proprietary database that we use to identify additional drilling locations and target acreage for acquisition in the project area.  Most properties in the project area are held by smaller independent companies that lack the resources and expertise to develop them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  Acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling opportunities.

Development of Resources in the Cornerstone Project area

Our acreage is located in a region that has historically proven highly productive. There are multiple target formations available for development on our leased acreage. These include the gas and condensate bearing Travis Peak, the oil and gas bearing upper Cotton Valley sands, the oil bearing Bossier sands and the oil bearing Cotton Valley Limestone. Approximately 70% of our net leased acreage is currently undeveloped (approximately 4,779 undeveloped net acres of a total of 7,290 net acres as of April 1, 2015).

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  The low permeability oil bearing Bossier and Cotton Valley Limestone formations are amenable to development using the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The production rate subsequently decreased and we recorded an average production rate of 7 Bbl/day of crude oil during February 2015, when production was hampered by extreme cold weather that resulted in forced shut downs on account of the failure of the gas lift system’s compression equipment. The decrease in the production rate has been irregular and we have observed several instances of unexpected, sustained surges in production, typically resulting in a doubling of production volume over three-day periods.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We believe that the successful production of oil from the Morse #1-H, which has produced a cumulative total of 41,793 Bbls of oil to December 31, 2014, supports our development strategy for the Bossier/Cotton Valley Limestone. We have gained a substantial amount of knowledge and experience from the drilling, completion and production of the Morse #1-H well that will enable us to improve the design and execution of our next planned horizontal well. Having proven our development model, we now plan to drill wells with longer laterals involving 15 or more frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7-$9 million. We are not currently capitalized to drill a program of such wells and are actively engaged in securing the necessary finance to fund a drilling program to develop the Bossier/Cotton Valley Limestone.

•
Vertical Wells. Our secondary priority is to drill vertical wells to develop shallower formations, such as the Travis Peak and Cotton Valley.  The Haggard A & B wells, which offset the Norbord #1 discovery of 2010 and were completed in 2013 and 2012, respectively, fall into this category and have proven highly productive of gas and condensate.  In August 2014, we concluded a participation agreement with Pacific World Energy (“PWE”) for the drilling of up to 10 wells on our leased acreage in Marion County. On October 1, 2014, we spudded the first vertical well of this program, the Huntington #4.  Drilling reached a final depth of 9,300 feet, production casing of 4 ½” was set and cemented at 9,300 feet and the drilling rig was released on October 27, 2014. Analysis of the well log identified in excess of 175' of gross pay over multiple Cotton Valley and Travis Peak zones. Having now analyzed the drilling results, we are discussing the completion procedure for this well with PWE and plan to complete this well within the first half of 2015.

Well Economics

We plan to develop our non-producing proven reserves through the recompletion of existing wells and the drilling of new wells.  These non-producing proven reserves are attributed to the Travis Peak/Pettit, Cotton Valley and Bossier formations.

Travis Peak/Pettit

Travis Peak/Pettit Recompletions	MMBO	BCF
Proved Developed Non-Producing	-	0.36
Proved Behind Pipe	0.25	7.06
Total	0.25	7.42

We plan to exploit the reserves outlined in the table above by recompleting existing vertical wells in the relatively shallow Travis Peak/Pettit formations at depths of between 6,000 and 7,800 feet.  These reserves are estimated to be 83% gas.  The estimated future development cost of these recompletions is estimated at approximately $3.2 million.  We estimate the finding and development cost of these recompletions at $0.35/Mcfe.

New Vertical Wells Targeting the Travis Peak/Pettit	MMBO	BCF
Proved Undeveloped	0.02	1.87

We plan to drill new vertical wells to depths of between 6,000 and 7,800 feet to recover the proven undeveloped reserves in the Travis Peak and Pettit formations detailed in the table above.  These reserves are estimated to be 94% gas, have a future development cost of $1.5 million and a finding and development cost of $0.75/Mcfe.

Cotton Valley

Cotton Valley Recompletions	MMBO	BCF
Proved Developed Non-Producing	-	0.10
Proved Behind Pipe	0.05	1.72

By recompleting existing wells in the Upper Cotton Valley at depths of between 8,000 and 9,500 feet, we plan to recover the proved behind pipe reserves detailed in the table above.  These reserves are estimated to be 87% gas and their future development cost is estimated at $1.4 million.  The finding and development cost is estimated at $0.66/Mcfe.

Bossier

Bossier Recompletions	MMBO	BCF
Proved Developed Non-Producing	0.11	0.05

By recompleting existing wells in the Bossier formation at depths of between 9,900 and 10,100 feet, we plan to recover the proved developed non-producing reserves detailed in the table above.  These reserves are estimated to be 93% oil and their future development cost is estimated at $0.5 million.  The finding and development cost is estimated at $4.54/MBoe.

New Horizontal Wells Targeting the Bossier	MMBO	BCF
Proved Undeveloped	0.21	0.3

We plan to drill horizontal wells with lateral sections of 3,000 feet targeting the Bossier formation to recover the proved undeveloped reserves detailed in the table above.  These reserves are estimated to be 83% oil and their future development cost is estimated at $3.8 million.  The finding and development cost is estimated at $15.35/MBoe.

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

Oil and Gas Production, Production Prices and Production Costs

The following table summarizes our net oil and gas production, the average sales price per Bbl of oil and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31:

Production	2014	2013	2012
Net oil production (Bbls)	8,423	10,170	11,516
Net gas production (Mcf)	224,205	164,842	109,277
Total production (Mboe)(1)	45,791	37,644	29,730
Average sales price per Bbl of oil	$90.59	$99.84	$92.23
Average sales price per Mcf of gas	$4.16	$3.68	$2.67
Average sales price per Boe	$37.04	$43.08	$45.55
Average production cost per Boe	$9.66	$14.10	$14.67

(1) Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil

Productive Wells

The following table sets forth information regarding the total gross and net productive wells as of December 31, 2014, expressed separately for oil and gas.  All of our productive wells are located in Texas.

	Number of Operating Wells
	Oil		Gas
	Gross	Net	Gross	Net
Texas	7.00	5.24	7.00	4.80

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

Developed and Undeveloped Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2014:

Texas	Gross	Net
Developed Acreage	3,781	2,184
Undeveloped Acreage	21,679	6,539
Total	25,460	8,723

Drilling Activity

Drilling activity	2014	2013
Net productive exploratory wells drilled	-	-
Net dry exploratory wells drilled	-	-

Present Activities

In August 2014, we entered into a participation agreement with PWE for the drilling of up to 10 wells on our leased acreage in Marion County.  The first vertical well was spudded on October 1, 2014 and we plan to complete this well within the first half of 2015.

Delivery Commitments

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2014 and 2013

	December 31, 2014 Reserves			December 31, 2013 Reserves
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Reserves Category	(bbls)	(mcf)	(MBOE)	(bbls)	(mcf)	(MBOE)
PROVED
Developed
United States	151,500	1,259,775	361,463	137,480	1,131,178	326,009
Undeveloped
United States	521,982	10,901,366	2,338,876	620,182	15,587,482	3,218,096
TOTAL PROVED	673,482	12,161,141	2,700,339	757,662	16,718,660	3,544,105

Proved Undeveloped Reserves (“PUDs”)

As of December 31, 2014, 2,338,876 MBOE of proved undeveloped reserves were reported, a decrease of 879,220 MBOE from December 31, 2013.  The decrease is chiefly attributable to the removal of various proved undeveloped reserves that had been recognized over five years ago and have yet to be developed.  Given the recent price decline in energy markets and the downturn in investment in the industry, we intend to focus our efforts in the next 12 months on recompletion and redevelopment projects to develop our proven reserves and drilling new wells as part of a program with investment partners.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding our progress to convert our PUDS to proved developed reserves. We currently plan to develop these reserves within the next five years.  We do not currently have material concentrations of PUDs in individual fields or countries that have remained undeveloped for five years or more after disclosure as PUDs.

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

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.  Our gathering operations are also subject to state ratable take and common purchaser statutes, designed to prohibit discrimination in favor of one producer over another or one source of supply over another.  The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather gas.  In addition, our gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services, though we do not believe that we would be affected by any such action in a manner materially differently than other companies in our areas of operation.

Environmental and Occupational Safety and Health Matters

Our operations pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing occupational safety and health, the emission and discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of permits prior to commencing drilling or other regulated activities in connection with our operations; restrict or prohibit the types, quantities and concentration of substances that we can release into the environment; restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources; require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from our operations.  Such laws and regulations may substantially increase the cost of our operations and may prevent or delay the commencement or continuation of a given project and thus generally could have an adverse effect upon our capital expenditures, earnings or competitive position.  Violation of these laws and regulations could result in sanctions including administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.  We have not experienced accidental spills, leaks and other discharges of contaminants at some of our properties, but may do so in the future, as have other similarly situated oil and gas companies, and some of the properties that we have acquired, operated or sold, or in which we may hold an interest but not operational control, may have past or ongoing contamination for which we may be held responsible.  We may acquire operations that are located in environmentally sensitive environments, such as coastal waters, wetlands and other protected areas, which may obligate us to implement costly mitigative or precautionary measures.  In addition, some of our properties are located in areas particularly susceptible to hurricanes and other destructive storms, which may damage facilities and cause the release of pollutants. Our environmental insurance coverage may not fully insure all of these risks. The costs of remedying such conditions may be significant, which could have a material adverse impact on our financial condition and operations.

We believe that we are in substantial compliance with current applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2015.  We also do not believe that we will be required to incur material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the re-interpretation of enforcement policies could have a significant impact on our operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements, or drilling, completion, construction or water management activities could have an adverse impact on our operations.

The following is a summary of the more significant existing environmental and worker health and safety laws and regulations, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous substances and wastes.  The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  We are able to control directly the operation of only those wells with respect to which we act as operator.  Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us.  We are not aware of any liabilities for which we may be held responsible that would materially and adversely affect us.

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws impose detailed requirements for the handling, storage, treatment and disposal of hazardous and non-hazardous wastes.  RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (the “EPA”) or state agencies as non-hazardous wastes.  Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous wastes if such wastes have hazardous characteristics.  Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

We currently own or lease and have in the past owned or leased properties that for many years have been used for oil and natural gas exploration and production activities. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other substances and wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons or other substances and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other substances and wastes was not under our control. These properties and any hydrocarbons, substances and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) and to perform remedial operations to prevent future contamination.

Air emissions.  The Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits or utilize specific emission control technologies to limit emissions.  For example, in December 2014, the EPA published proposed regulations to revise the National Ambient Air Quality Standard for ozone, recommending a standard between 65 to 70 parts per billion, or ppb, for both the 8-hour primary and secondary standards protective of public health and public welfare. The EPA requested public comments on whether the standard should be set as low as 60 ppb or whether the existing 75 ppb standard should be retained. The EPA anticipates issuing a final rule by October 1, 2015. If the EPA lowers the ozone standard, states could be required to implement new, more stringent regulations, which could apply to our exploration and production operations. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Water discharges and subsurface injections.  The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws and regulations impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States as well as state waters.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency.  Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water from our operations and may be required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil, including refined petroleum products. We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with their terms. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  In addition, the United States Oil Pollution Act of 1990 (“OPA”) and similar legislation enacted in Texas, Louisiana and other coastal states impose oil spill prevention and control requirements and significantly expand liability for damages resulting from oil spills.  OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil spill response and removal costs and a variety of public and private damages.

Fluids associated with oil and natural gas production, consisting primarily of salt water, are disposed by injection in belowground disposal wells. These disposal wells are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. While we believe that our disposal well operations substantially comply with requirements under the UIC program, a change in disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of salt water and ultimately increase the cost of our operations. For example, there exists a growing concern that the injection of saltwater and other fluids into belowground disposal wells triggers seismic activity in certain areas, including Texas, where we operate. In response to these concerns, in October 2014, the Texas Railroad Commission (“TRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These new seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and likely to result in added costs to comply or, perhaps, may require alternative methods of disposing of salt water and other fluids, which could delay production schedules and also result in increased costs.

Global warming and climate change.  The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes.  Based on these findings, the EPA adopted regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act that, among other things, established Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for greenhouse gases from certain large stationary sources that are already potential major sources of principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that typically will be established by the states.  The EPA has also adopted rules requiring the annual reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities. We believe that we are in compliance with all greenhouse gas emissions reporting requirements applicable to our operations.

While the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, in the absence of any such legislation in recent years, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, to acquire and surrender emission allowances. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse emissions would impact our business, any such future laws and regulations that require reporting of greenhouse gases or otherwise limit emissions of greenhouse gases from our equipment and operations could require us to incur costs to monitor and report on greenhouse gas emissions or reduce emissions of greenhouse gases associated with our operations, and such requirements could adversely affect demand for the oil and natural gas that we produce. For example, in January 2015, the current administration announced that, in the summer of 2015, the EPA is expected to propose new regulations, which are currently anticipated to be finalized in 2016, that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Hydraulic fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions or other similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and in May 2014, issued a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the federal Bureau of Land Management issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015.

From time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.  At the state level, several states, including Texas, where we conduct operations, New Mexico and Louisiana, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities. Alternatively, states or local governments could elect to prohibit hydraulic fracturing altogether, like the State of New York, which announced such a ban in December 2014, as well as some cities in Texas, California and Ohio have done. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. In addition, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing activities, with a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in the first half of 2015.  These ongoing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

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

Endangered species.  The federal Endangered Species Act and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species or their critical habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act.  Some of our well drilling operations are conducted in areas where protected species are known to exist.  In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting drilling operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on protected species.  It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species.  The presence of a protected species in areas where we perform drilling activities could impair our ability to timely complete well drilling and development and could adversely affect our future production from those areas. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to make a determination on listing of numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. For example, in March 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas, where we conduct operations, as a threatened species under the ESA. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies (“WAFWA”), pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. The listing of the lesser prairie chicken as a threatened species or, alternatively, entry into certain range-wide conservation planning agreements such as WAFWA, could result in increased costs to us from species protection measures, time delays or limitations on the drilling program’s activities, which costs, delays or limitations may be significant.

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

OSHA and other laws and regulations.  We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Claims are sometimes made or threatened against companies engaged in oil and natural gas exploration, production and related activities by owners of surface estates, adjoining properties or others alleging damages resulting from environmental contamination and other incidents of operations. We have been named as a defendant in a number of such lawsuits. While some jurisdictions in which we operate limit damages in such cases to the value of land that has been impaired, courts in other jurisdictions have allowed damage claims in excess of land value, including claims for the cost of remediation of contaminated properties. However, we do not believe that resolution of these claims will have a material adverse impact on our financial condition and operations.

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

Employees

As of April 1, 2015, we had six full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be excellent. We seek to use contract workers and anticipate maintaining a small full-time employee base.  We have a staff services agreement with CoAdvantage (formerly Odyssey One Source, Inc.) on a month-to-month basis whereby we jointly employ personnel and share employment responsibilities for the staff.

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

We incurred net losses of $8,910,607 and $3,704,533 for the years ended December 31, 2014 and 2013, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2014 with respect to our ability to continue as a going concern.  The existence of such a report may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will not receive a similar report for our year ending December 31, 2015.

In their report dated April 3, 2015, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred operating losses for several years, have a negative cash flow from operations and an accumulated deficit of $37,015,151 as of December 31, 2014. Our ability to continue as a going concern is subject to our ability to achieve profitable operations or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and/or obtaining loans from various financial institutions, where possible. While we have been able to raise approximately $1.9 million in new financing during the first quarter of 2015, our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our business is capital intensive and requires us to spend substantial amounts of capital for exploration and development activities.  Low product price environments such as the current downturn in oil prices that we are currently experiencing, as well as operating difficulties and other factors, many of which are beyond our control, may cause our revenues and cash flows from operating activities to decrease and may limit our ability to fund our exploration and development activities.  We anticipate that we will make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future and for future drilling programs. If we have insufficient revenues, we may have a limited ability to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that debt or equity financing, or cash generated by operations, will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our proved undeveloped locations are scheduled to be drilled over several years, subjecting us to uncertainties that could materially alter the occurrence or timing of our drilling activities.

We have assigned proved undeveloped reserves to certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage.  These identified locations represent a significant part of our growth strategy. At December 31, 2014, our estimated proved undeveloped reserves were 87% of total estimated proved reserves.  Our ability to drill and develop these locations depends on a number of uncertainties, including (1) our ability to timely drill wells on lands subject to complex development terms and circumstances; (2) the availability of capital, equipment, services and personnel; (3) seasonal conditions; (4) regulatory and third-party approvals; (5) oil and gas prices; and (6) drilling and recompletion costs and results. Because of these uncertainties, we may defer drilling on, or never drill, some or all of these potential locations.  If we defer drilling more than five years from the date proved undeveloped reserves were first assigned to a drilling location, we may be required under SEC guidelines to downgrade the category of the applicable reserves from proved undeveloped to probable.  Any reclassification of reserves from proved undeveloped to probable could reduce our ability to borrow money and could reduce the value of our debt and equity securities. At December 31, 2014, we removed 879,220 MBOE of reserves from proved undeveloped, primarily as a result of this 5-year development rule.

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

We have a relatively small asset base and limited access to additional capital. Due to our historical operating losses, our operations to date have not been a source of liquidity. We expect significant cash requirements during fiscal year 2015 for our well drilling and completion programs, potential land acquisitions and overhead and working capital purposes. We cannot assure you that we will have, or be able to obtain, sufficient capital to complete our planned exploration and development programs. If additional financing is not available, or is not available on acceptable terms, we will have to curtail our operations, and investors may lose some or all of their investment.

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

Our exploration activities subject us to greater risks than development activities.

Generally, our oil and gas exploration activities pose a higher economic risk to us than our development activities. Exploration activities involve the drilling of wells in areas where there is little or no known production. Development activities relate to increasing oil or gas production from an area that is known to be productive by drilling additional wells, working over and recompleting existing wells and other production enhancement techniques. Exploration projects are identified through subjective analysis of geological and geophysical data, including the use of 3-D seismic and other available technology. By comparison, the identification of development prospects is significantly based upon existing production surrounding or adjacent to the proposed drilling site.

To the extent we engage in exploration activities, we have a greater risk of drilling dry holes or not finding oil and gas that can be produced economically. The seismic data and other technology we use does not allow us to know with certainty prior to drilling a well whether oil or gas is present or can be produced economically.  We cannot assure you that any of our future exploration efforts will be successful. If these activities are unsuccessful, it will have a significant adverse effect on our results of operations, cash flows and capital resources.

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

Our proved reserves are estimates and depend on many assumptions. Any material inaccuracies in these assumptions could cause the quantity and value of our oil and gas reserves, and our revenues, profitability and cash flows to be materially different from our estimates.

The accuracy of estimated proved reserves and estimated future net cash flows from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses and other matters.  Although we believe that our estimated proved reserves represent reserves that we are reasonably certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves.  Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn could adversely affect our cash flows, results of operations, financial condition and the availability of capital resources.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.  Downward adjustments to our estimated proved reserves could require us to impair the carrying value of our oil and gas properties, which would reduce our earnings and our stockholders’ equity.

The present value of proved reserves will not necessarily equal the current fair market value of our estimated oil and gas reserves.  In accordance with reserve reporting requirements of the SEC, we are required to establish economic production for reserves on an average historical price.  Actual future prices and costs may be materially higher or lower than those required by the SEC.  The timing of both the production and expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $93.26 in 2014 and $97.98 in 2013, and the average wellhead price per thousand cubic feet of natural gas was $4.39 in 2014 and $3.73 in 2013 (source: U.S. Energy Information Administration).  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and the quantities of reserves recoverable on an economic basis.

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

The state in which we operate requires permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. The state also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states also limit the rate at which oil and gas can be produced from our properties.

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

Our sales of oil and natural gas are not presently regulated and are made at market prices.  The price we receive from the sale of these products is affected by the cost of transporting them to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs, which may have the effect of reducing wellhead prices for oil and natural gas.

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

Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into dense subsurface rock formations to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel, and in February 2014, issued permitting guidance for such activities. Also, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. The EPA has indicated that it expects to issue its study report in the first half of 2015. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards sometime in 2015. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their findings, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

We may not be insured against all of the operating hazards to which our business is exposed.

Our operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as windstorms, lightning strikes, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids (including fluids used in hydraulic fracturing activities), fires, severe weather and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations, all of which could result in a substantial loss. We maintain insurance against some, but not all, of the risks described above. Such insurance may not be adequate to cover losses or liabilities. Also, we cannot give assurance of the continued availability of insurance at premium levels that justify its purchase.

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

Certain United States federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of proposed legislation.

Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies.  These changes include, but are not limited to:

•	the repeal of the percentage depletion allowance for oil and natural gas properties;
•	the elimination of current deductions for intangible drilling and development costs;
•	the elimination of the deduction for certain domestic production activities; and
•	an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether these or similar changes will be enacted. The passage of this legislation or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

It is anticipated that there will be a limited trading market for our common stock on the OTCQB market (“OTCQB”).  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

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

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 65.6% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 218 N. Broadway, Suite 204 Tyler, Texas 75702. Our telephone number is (903) 595-4139.

The principal executive office occupies 2,200 square feet.  The original lease expired in 2010 and the principal executive office is now leased on a month-to-month basis at a rate of $1,300/month.

Our field operations are conducted out of our Jefferson, Texas office at 3546 N. US Hwy. 59, Jefferson, Texas 75657, and the phone number is (903) 665-8225.  Through 2014, we leased this property for $4,500 per month.  The monthly cost included 5,200 square feet of office space and surface-use rights for the storing of pipe and other field equipment in the yard.  On February 1, 2015, we reduced our office space by approximately 1,300 square feet and reduced our rent to $3,750 per month.

Our oil and gas assets are located in Cass and Marion counties in northeast Texas. As of April 1, 2015, we operated 17 wells, of which 13 were producing. In 2014 we drilled one new well, plugged and abandoned three non-producing wells, and we intend to perform work-over operations on the other non-producing wells.

As of April 1, 2015, our leasehold position is approximately 24,258 gross acres and 12,826 net acres of which our working interest is 7,290 acres. We hold working interests of between 25% and 80% in individual leases. Our leasing program’s primary objective is to support the planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renew leases that are due to expire in the units where we plan to drill.  Most of our proved undeveloped acreage is subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years.  Our intention is to renew all leases within our planned drilling zones that expire in the next three years.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently available for quotation on the OTCQB under the symbol “PGSI.”  Prior to September 23, 2013, our common stock was available for quotation on the Over-the-Counter Bulletin Board under the symbol “PGSI.”

For the periods indicated, the following table sets forth the high and low closing prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2014	High	Low
First Quarter	$0.85	$0.55
Second Quarter	$0.90	$0.50
Third Quarter	$0.57	$0.35
Fourth Quarter	$0.44	$0.14

Year ended December 31, 2013	High	Low
First Quarter	$1.09	$0.54
Second Quarter	$1.03	$0.69
Third Quarter	$0.89	$0.55
Fourth Quarter	$0.70	$0.36

Holders

As of April 1, 2015, we had approximately 98 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2014.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	16,750,000	$0.66	-
Equity compensation plans not approved by shareholders	-	$-	-
Total	16,750,000	$0.66	-

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Company Overview

We are an independent energy company engaged in the exploration for, and the production of, crude oil and natural gas.  Our strategy is to employ modern drilling and completion techniques to redevelop formations that have been proven by historical production to be hydrocarbon reservoirs in a mature field.  We are exclusively focused on the redevelopment of the Rodessa oilfield of East Texas.  The Rodessa oil field has to date produced over 400 million barrels of oil and 2.3 trillion cubic feet of gas from over 2,000 producing wells. First developed in the 1930’s, this field has historically been the domain of small independent operators and is not a legacy field for any major oil company.  We have been active in the region for over a decade, and in this time, we have developed a proprietary technical database from the Rodessa oilfield’s extensive drilling history, which gives us a superior insight into the multiple proven reservoirs that are available for development.  The drilling and production history of the oilfield has proven the productivity of multiple horizons, including the Rodessa, Pettit, Travis Peak, Cotton Valley, Bossier and Cotton Valley Limestone.  We have a longstanding commitment to this region where mineral ownership is highly fragmented and believe that the strength of our local relationships is a critical factor in acquiring mineral leases.  We currently hold interests in properties located in Cass and Marion Counties, Texas.

Our development strategy, in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. By focusing on a mature proven field, we believe that we can significantly reduce the geological risk of our projects.  We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position by utilizing the latest “best in class” drilling and completion techniques. We believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in this mature oil field will enable us to develop significant oil and gas resources that were not amenable to development with the technology available to earlier developers.

Plan of Operations

Our corporate strategy can be thought of in terms of the acquisition of leases and the development of resources on leased acreage.

Acquisition of Leases in the Cornerstone Project area

As of April 1, 2015, our leasehold position is approximately 24,258 gross acres and 12,826 net acres, of which our working interest is approximately 7,290 net acres.

•
Supporting Our Drilling Program.  Our priority is drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.

•
Acquiring Additional Drilling Locations.  We have an extensive proprietary database that we use to identify additional drilling locations and target acreage for acquisition in the project area.  Most properties in the project area are held by smaller independent companies that lack the resources and expertise to develop them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties.  Acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling opportunities.

Development of Resources in the Cornerstone Project area

Our acreage is located in a region that has historically proven highly productive. There are multiple target formations available for development on our leased acreage. These include the gas and condensate bearing Travis Peak, the oil and gas bearing upper Cotton Valley sands, the oil bearing Bossier sands and the oil bearing Cotton Valley Limestone. Approximately 70% of our net leased acreage is currently undeveloped (approximately 4,779 undeveloped net acres of a total of 7,290 net acres as of April 1, 2015).

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  The low permeability oil bearing Bossier and Cotton Valley Limestone formations are amenable to development using the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The production rate subsequently decreased and we recorded an average production rate of 7 Bbl/day of crude oil during February 2015, when production was hampered by extreme cold weather that resulted in forced shut downs on account of the failure of the gas lift system’s compression equipment. The decrease in the production rate has been irregular and we have observed several instances of unexpected, sustained surges in production, typically resulting in a doubling of production volume over three-day periods.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We believe that the successful production of oil from the Morse #1-H, which has produced a cumulative total of 41,793 Bbls of oil to December 31, 2014, supports our development strategy for the Bossier/Cotton Valley Limestone. We have gained a substantial amount of knowledge and experience from the drilling, completion and production of the Morse #1-H well that will enable us to improve the design and execution of our next planned horizontal well. Having proven our development model, we now plan to drill wells with longer laterals involving 15 or more frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7-$9 million. We are not currently capitalized to drill a program of such wells and are actively engaged in securing the necessary finance to fund a drilling program to develop the Bossier/Cotton Valley Limestone.

•
Vertical Wells. Our secondary priority is to drill vertical wells to develop shallower formations, such as the Travis Peak and Cotton Valley.  The Haggard A & B wells, which offset the Norbord #1 discovery of 2010 and were completed in 2013 and 2012, respectively, fall into this category and have proven highly productive of gas and condensate.  In August 2014, we concluded a participation agreement with Pacific World Energy (“PWE”) for the drilling of up to 10 wells on our leased acreage in Marion County. On October 1, 2014, we spudded the first vertical well of this program, the Huntington #4.  Drilling reached a final depth of 9,300 feet, production casing of 4 ½” was set and cemented at 9,300 feet and the drilling rig was released on October 27, 2014. Analysis of the well log identified in excess of 175' of gross pay over multiple Cotton Valley and Travis Peak zones. Having now analyzed the drilling results, we are discussing the completion procedure for this well with PWE and plan to complete this well within the first half of 2015.

Consolidated Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Summarized Consolidated Results of Operations

	2014	2013	Increase (Decrease)
Total revenues	$1,999,955	$1,876,629	$123,326
Total operating expenses	7,625,711	4,806,270	2,819,441
Loss from operations	(5,625,756)	(2,929,641)	(2,696,115)
Total other expenses, net	(3,284,851)	(774,892)	(2,509,959)
Loss before income tax expense	(8,910,607)	(3,704,533)	(5,206,074)
Income tax expense	-	-	-
Net loss	$(8,910,607)	$(3,704,533)	$(5,206,074)

Revenues:  Total revenues for the year ended December 31, 2014 totaled $1,999,955 compared to $1,876,629 for the year ended December 31, 2013.  Oil revenue for the year ended December 31, 2014 was $763,073 compared to $1,015,373 for the year ended December 31, 2013. This decrease of $252,300 represented a 25% decrease and was a consequence of a 17% decline in sales volumes and a 9% decrease in the realized oil sales price from $99.84 per barrel for the year ended December 31, 2013 to $90.59 per barrel for the year ended December 31, 2014. The primary reason for the decline in sales volume during the year ended December 31, 2014 was a decrease in production from the Morse #1-H well and the Norbord #1 well, with the Norbord #1 well having been plugged and abandoned in February 2014.

Gas revenue increased 54% from $613,432 for the year ended December 31, 2013 to $941,684 for the year ended December 31, 2014. This increase of $328,252 was primarily a result of a 36% increase in sales volume from 2013 to 2014 and a 13% increase in the realized sales price.  We received a realized sales price of $4.16 per MCF for the year ended December 31, 2014 compared to $3.68 per MCF for the year ended December 31, 2013.  The increase in the sales volume during the year ended December 31, 2014 were primarily a result of increases of gas production revenue of:

•	$150,680 from the Haggard A well, primarily due to the increase in our interest in the well following the completion of title work during the second quarter of 2014; and
•	$183,150 from the Haggard B well due to the buyout in May 2014 of one of our investor’s working interest in this well.

 Transportation and gathering revenue increased by $61,350 from $206,041 for the year ended December 31, 2013 to $267,391 for the year ended December 31, 2014.  The increase was primarily a consequence of increased pipeline volumes and charges per MCF.  Condensate and skim oil sales amounted to $27,807 for the year ended December 31, 2014 compared to $41,782 for the year ended December 31, 2013.  Condensate and skim oil are by-products from drilling and are only sold when a sufficient amount has been collected, resulting in fluctuations from period to period.

Expenses:  Total operating expenses for the year ended December 31, 2014 were $7,625,711, compared to $4,806,270 for the year ended December 31, 2013, resulting in a total increase of $2,819,441.  This change was primarily a result of a large increase in general and administrative expenses resulting from non-cash stock-based compensation expenses incurred during the year ended December 31, 2014.

•
General and Administrative Expenses:  There was a $2,806,310 increase in general and administrative expenses to $5,880,900 for the year ended December 31, 2014 from $3,074,590 for the year ended December 31, 2013.  The primary reason for the increase was an increase of $2,698,163 in non-cash stock-based compensation expense. On January 30, 2014, our board of directors issued stock options to purchase 7,049,940 shares of common stock at an exercise price of $0.79 per share with a five year term to employees and directors to reward their efforts and to incentivize their performance in creating shareholder value.  These awards generated a non-cash stock-based compensation expense of $2,381,979.  Further non-cash stock-based compensation expense of $578,255 was incurred in the first quarter of 2014 on the extension of the expiration date of options.  In 2013, stock-based compensation expense was limited to $655,181 in charges related to the vesting of options granted to the CFO in October 2012.  The vesting of these options generated expense of $393,110 in 2014.

In addition, investor relations consulting fees of $302,500 were incurred during the year ended December 31, 2014, whereas only $35,500 of such fees was incurred during the year ended December 31, 2013.  We engaged an investor relations firm in late March 2014 to assist us with the implementation and maintenance of ongoing programs to increase the investment community’s awareness of our activities and to stimulate their interest in our company.

•
Lease Operating Expense:  Total lease operating expenses for the year ended December 31, 2014 were $887,041 compared to $1,074,466 for the year ended December 31, 2013.  The decrease of $187,425 is primarily a result of a decline of $273,282 in lease operating expenses for the Morse #1-H well, which was largely a consequence of the decline in production volumes.  Following the plugging and abandonment of the Norbord well in 2014, its lease operating expense decreased by $65,835 in 2014 compared to 2013. With the increased gas production volumes from the Haggard A and B wells, their lease operating expense increased by $22,275 and $68,865, respectively, in 2014 compared to 2013.  We acquired seven wells, including the Cass County Fee #1, from a third party in 2012.  The Cass County Fee #1 was originally completed in 1972, and by 2014, its production had declined below an economic rate. During 2014, we performed a work-over of the Cass County Fee #1, returning it to an economic rate of production., The cost of the work-over operation resulted in an increase in the well’s lease operating expenses of $47,694 in 2014 compared to 2013.

•
Depletion and Depreciation Expense:  Total depletion and depreciation for the year ended December 31, 2014 was $601,865, compared to $470,739 for the year ended December 31, 2013. The increase of $131,126 was primarily a consequence of increased gross production, which resulted from an increase in our share of production due to the completion of title work on the Haggard A well and the May 2014 buyout agreement of an investor’s working interest in the Haggard B well.  In addition to the production increase of 22%, the total amount of reserves fell by approximately 26% in 2014 compared to 2013, resulting in a 64% increase in the depreciation, depletion and amortization (“DD&A”) rate, and the depreciable base fell by 18%, primarily as a result of the reduction in future development costs following the reduction in reserves. The compounded result of an increase of 64% in the DD&A rate and a decrease of 18% in the depreciable base was a 34% increase in DD&A charges.

Other Income (Expenses):  Total other expenses for the year ended December 31, 2014 were $3,284,851, compared to $774,892 for the year ended December 31, 2013, resulting in an increase of $2,509,959.   The primary reason for the increase was a warrant modification expense of $2,642,266 incurred during the year ended December 31, 2014, whereas no such expense was incurred during the same period in 2013.  This expense was incurred in connection with a warrant modification offer to investors that closed on March 31, 2014.  Certain investors agreed to modify the terms of their warrants, whereby the expiration date was extended for three years in exchange for agreeing to increase the exercise price.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $8,910,607 in the year ended December 31, 2014, compared to a net loss of $3,704,533 in the year ended December 31, 2013.

Liquidity and Capital Resources

We held $373,506 in cash at December 31, 2014, which when netted against an overdraft of $5,673, gave us net cash of $367,833. By comparison, we held $2,467,761 in cash at December 31, 2013, and net cash of $2,212,133 after an overdraft of $255,628 was deducted.  The overall year-on-year decrease in cash was a consequence of cash used to fund operating expenses and cash used for investment, which exceeded cash from operating revenues and cash generated from financing activities.

Going Concern Consideration

In their report dated April 3, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to incurring operating losses for several years and having negative cash flows from operations.   In addition, we have an accumulated deficit of $37,015,151 as of December 31, 2014 and require additional financing to fund future operations.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

Our operations have not been sufficient to generate cash flow to fund operations and we have financed our activities using equity and debt financings and drilling participations. Our cash flow from operations is sensitive to the prices paid for our oil and natural gas as well as to the quantities of oil and natural gas we sell.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2014	2013
Total cash provided by (used in):
Operating activities	$(1,414,403)	$582,972
Investing activities	(1,110,919)	(1,770,162)
Financing activities	431,067	2,233,753
Increase (decrease) in cash and cash equivalents	$(2,094,255)	$1,046,563

Cash Provided by (Used in) Operating Activities:  For the year ended December 31, 2014, cash used in operating activities was $1,414,403, compared to $582,972 of cash generated by operating activities for the year ended December 31, 2013, resulting in a decrease of cash provided by operations of $1,997,375.

The net loss of $8,910,607 for the year ended December 31, 2014 was an increase of $5,206,074 from $3,704,533 for the year ended December 31, 2013. Non-cash income and expense increased to $6,829,805 for the year ended December 31, 2014 from $1,329,285 for the year ended December 31, 2013.

Non-cash expense for stock-based compensation increased by $2,698,163, from $655,181 incurred during the year ended December 31, 2013, to $3,353,344 incurred during the year ended December 31, 2014.  On January 30, 2014, our board of directors issued stock options to purchase 7,049,940 shares of common stock at an exercise price of $0.79 per share with a five year term to employees and directors to reward their efforts and to incentivize their performance in creating shareholder value.  These awards generated non-cash stock-based compensation expense of $2,381,979. Further non-cash stock-based compensation expense of $578,255 was incurred in the first quarter 2014 on the extension of the expiration date of stock options.  Stock-based compensation expense of $393,110 was recorded in 2014 to recognize the vesting of options granted to the CFO in October 2012. There was an increase of $162,750 in non-cash expense for stock issued to consultants for the year ended December 31, 2014, from $35,500 for the year ended December 31, 2013 to $198,250, due to the engagement of an investor relations firm. There was an increase in warrant modification expense of $2,508,164, from $134,102 for the year ended December 31, 2013 to $2,642,266 for the year ended December 31, 2014, as a result of the modification of investor warrants. In the first quarter of 2014, we offered to modify warrants held by investors.  The modification offer increased the exercise prices and extended the term of their warrants by three years. In 2013, modification expense was limited to $134,102 from the issuance of warrants to purchase 645,968 shares of common stock. DD&A expense increased by $132,205, to $636,453 for the year ended December 31, 2014, primarily as a consequence of increased production and a reduction in our estimated reserves.

Operating assets increased $70,429 for the year ended December 31, 2014, compared to a decrease by $1,606,568 for the year ended December 31, 2013, resulting in a decrease of $1,676,997 in cash flow.  $1,278,436 of this decrease resulted from a decrease of $1,269,781 in related party receivables for the year ended December 31, 2013, compared to an increase of $8,655 for the year ended December 31, 2014. Joint interest billings receivable decreased $233,421 for the year ended December 31, 2013, compared to a decrease of $28,091 for the year ended December 31, 2014, resulting in a decrease in cash flow of $205,330.  The accounts receivable, related parties balance increased by $13,418 for the year ended December 31, 2014, which was similar to the increase of $13,582 in 2013.  Other current assets decreased by $8,755 for the year ended December 31, 2014 compared to a decrease of $12,960 in 2013.

Operating liabilities increased by $1,351,652 for the year ended December 31, 2013, compared to an increase of $736,828 for the year ended December 31, 2014, resulting in a decrease in cash flow of $614,824.  The accounts payable balance declined by $19,194 for the year ended December 31, 2014, compared to an increase by $45,592 for 2013, resulting in a decrease in cash flow of $64,786.  Following the completion of legal title work on the Haggard A property in the second quarter of 2014, we distributed revenue that had been previously held in suspense, thus decreasing the revenue payable balance. This accounts for the majority of the decrease in the revenue payable balance of $391,461 for the year ended December 31, 2014 compared to an increase of $160,877 for the year ended December 31, 2013, resulting in a decrease in cash flow of $552,338.  The remaining changes in other operating liabilities resulted in an increase in cash flow $2,300 and consisted of minor changes in accounts payable, related parties, liquidated damages payable and other payables.

Cash Used in Investing Activities: For the year ended December 31, 2014, cash used in investing activities was $1,110,919, compared to $1,770,162 for the year ended December 31, 2013, resulting in an increase in cash flow of $659,243.  We invested $1,070,431 in 2014 for the purchase and renewal of mineral leases, compared to $1,758,160 spent in 2013, resulting in an increase in cash flow of $687,729. In addition, there was $40,383 spent on the purchases of property and equipment during the year ended December 31, 2014, compared to $11,892 in purchases during the year ended December 31, 2013, resulting in a decrease of $28,491 cash flow.

Cash Provided by Financing Activities: For the year ended December 31, 2013, cash provided by financing activities totaled $2,233,753, compared to $431,067 for the year ended December 31, 2014, resulting in a decrease of $1,802,686 in cash flow. In the year ended December 31, 2014, we received $694,900 in net proceeds from the sale of common stock and units of common stock and warrants, compared to $1,999,231 received in the year ended December 31, 2013. The remaining change in cash provided by financing activities for the year ended December 31, 2014 was primarily a result of changes in the cash overdraft. There was a $249,955 decrease in our cash overdrafts for the year ended December 31, 2014, compared to an increase of $237,833 in our cash overdrafts for the year ended December 31, 2013, resulting in a decrease in financing cash flow required to cover the Company’s cash overdrafts of $487,788.

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

We expect that additional funds raised from future financing activities will be required to finance our operations for the next twelve months.  The extent of our drilling program in 2015 is dependent on our ability to raise additional capital and our participation partner providing funding as required.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We will also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

We are actively pursuing sources of additional capital through various financing transactions or arrangements, including farm-outs, joint venturing of projects, debt financing, equity financing and other means.

February 2014 Financing

In February 2014, we sold 781,000 units, each unit consisting of two shares of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.70 per share, for an aggregate purchase price of $702,900.  Aggregate offering expenses for the private placement totaled $8,000.

In connection with the financing, we granted each purchaser registration rights.  We are obligated to use our commercially reasonable efforts to cause a registration statement registering for resale the common stock underlying the warrants to be filed no later than 120 days from the date of termination of the financing.

First Quarter 2015 Financing

In January 2015, we entered into securities purchase agreements (the “Securities Purchase Agreement”) with certain accredited investors (“Investors”) whereby we issued and sold to the Investors 12% Senior Secured Convertible Notes (“Notes”) in the aggregate amount of $875,000 and warrants (“Warrants”) to purchase up to 2,430,555 shares of our common stock.  Pursuant to the Securities Purchase Agreement, we had the right, until February 23, 2015 (the “Additional Investment Period”), the sell up to an additional $625,000 of Notes and Warrants, on the same terms and conditions (the “Additional Securities”).

To secure our obligations under the Notes, we granted the Investors a security interest in certain assets of PERC pursuant to a Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Production, as amended (the “Security Agreement”).  In addition, pursuant to a guarantee (the “Guarantee”), PERC agreed to guarantee the punctual payment, as and when due and payable, of all amounts owed by us in respect of the Securities Purchase Agreement, the Notes and the other transaction documents executed in connection with the Securities Purchase Agreement.  As well, we granted the Investors certain registration rights pursuant to a registration rights agreement, pursuant to which we are obligated to file a registration statement registering for resale the common stock issuable upon conversion of the Notes and exercise of the Warrants no later than May 9, 2015 (the “Registration Rights Agreement”).

On March 27, 2015, we entered into an omnibus amendment agreement (the “Amendment”) with the Investors pursuant to which, among other things:

•
We and the Investors amended the Securities Purchase Agreement to extend the Additional Investment Period until March 31, 2015, to increase the Warrant ratio from 33% to 100% and allowed for up to $1 million of Additional Securities to be sold;

•
We and the Investors amended the Notes to increase the minimum conversion price from $0.05 to $0.09, to require payments (including prepayments) to principal and interest to be on a pro rata basis, to provide for additional consideration to the Investors upon our failure to timely process conversion requests, and to increase the maximum beneficial ownership limitation from 9.99% to 19.99%;

•
We and the Investors amended the Warrants to provide for cashless exercise at any time, to increase the maximum beneficial ownership limitation from 9.99% to 19.99%, and to provide for additional consideration to the Investors upon our failure to timely process exercise notices;

•	We and the Investors amended the Registration Rights Agreement to clarify the liquidated damages due upon a default by us; and
•
We issued all the Investors additional Warrants (the “Consideration Warrants”) to purchase 4,861,116 shares of common stock, so that the Warrants, together with the Consideration Warrants, equaled the new Warrant ratio of 100%.

On March 27, 2015, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued and sold to the investor a $1,000,000 Note and Warrants to purchase 8,333,334 shares of common stock (the “Subsequent Investment”).  In connection therewith, the Guarantee was amended and restated to include the Subsequent Investment and we covenanted to file an amendment to the Security Agreement to include the Subsequent Investment.  To date, in connection with the offering, we sold Notes in the aggregate principal amount of $1,875,000 and Warrants (including Consideration Warrants) to purchase 15,625,005 shares of common stock, resulting in net proceeds of approximately $1.78 million.

The Notes are due upon written demand of Investors holding a majority in interest of outstanding Notes, provided, however, that such demand cannot be made prior to January 9, 2016 and will bear interest at the rate of 12% per annum.

The Notes are convertible, in whole or in part, into shares of our common stock at the option of the investor, at the lower of (i) $0.12 or (ii) the higher of (x) $0.09 or (y) the volume weighted average price of our common stock for the 10 trading days immediately preceding the date of conversion, subject to adjustment upon certain events, as set forth in the Note.

We have the right, at any time after the date that the Registration Statement is declared effective, to redeem some or all of the outstanding Notes, upon 30 days prior written notice.  If the Notes are redeemed prior to the first anniversary of issuance, the redemption price shall equal 110% of the amount of principal and interest being redeemed.

The Warrants are exercisable, at the option of the investor, for seven (7) years after issuance, in whole or in part, at an exercise price equal to the lower of (i) $0.132 or (ii) the higher of (x) $0.06 or (y) 110% of the volume weighted average price of our common stock for the 10 trading days immediately preceding the date of exercise, subject to adjustment upon certain events, as set forth in the Warrant.

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

Stock-based Compensation

We have accounted for stock-based compensation under the provisions of FASB ASC Topic 718-10, Compensation-Stock Compensation.  We recognize stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

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

On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  Under this new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date.  The new standard is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter.  We do not expect the adoption of these disclosures to have a significant impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

PEGASI ENERGY RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pegasi Energy Resources Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Pegasi Energy Resources Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasi Energy Resources Corporation and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern.  The Company has historically incurred operating losses, has negative cash flows from operating activities, and an accumulated deficit of approximately $37.0 million as of December 31, 2014.  Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
April 3, 2015

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$373,506	$2,467,761
Accounts receivable, trade	385,334	300,132
Accounts receivable, related parties	40,002	26,584
Joint interest billing receivable, related parties, net	58,727	119,188
Joint interest billing receivable, net	17,280	42,302
Other current assets	36,963	45,718
Total current assets	911,812	3,001,685

Property and equipment:
Equipment	67,435	66,855
Pipelines	981,933	946,012
Leasehold improvements	7,022	7,022
Vehicles	56,174	56,174
Office furniture	89,961	89,148
Total property and equipment	1,202,525	1,165,211
Less accumulated depreciation	(557,160)	(473,163)
Property and equipment, net	645,365	692,048

Oil and gas properties:
Costs subject to depreciation, depletion, and amortization	21,391,472	18,086,443
Costs not subject to depreciation, depletion, and amortization	12,337,167	14,298,503
Total oil and gas properties	33,728,639	32,384,946
Less accumulated depreciation, depletion, and amortization	(2,468,546)	(1,951,186)
Oil and gas properties, net	31,260,093	30,433,760

Other assets:
Restricted cash – drilling program	347,129	90,559
Deferred financing costs	10,000	-
Certificates of deposit	78,665	78,560
Easements	34,848	34,848
Total other assets	470,642	203,967

Total assets	$33,287,912	$34,331,460

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
	2014	2013
Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft	$5,673	$255,628
Accounts payable	999,554	1,401,014
Accounts payable, related parties	3,450,175	2,924,089
Revenue payable	460,618	852,079
Interest payable, related party	2,923,980	-
Liquidated damages payable	48,808	40,892
Other payables	40,780	59,627
Current portion of notes payable and capital leases	6,740	8,703
Current notes payable, related party	8,160,646	-
Total current liabilities	16,096,974	5,542,032

Drilling prepayments	347,129	90,559
Interest payable, related party	-	2,291,652
Notes payable and capital leases	2,493	9,190
Notes payable, related party	-	8,160,646
Asset retirement obligations	891,092	674,092
Total liabilities	17,337,688	16,768,171

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 70,539,499 and 68,169,923 shares issued and outstanding, respectively	70,540	68,170
Additional paid-in capital	52,894,835	45,599,663
Accumulated deficit	(37,015,151)	(28,104,544)
Total stockholders' equity	15,950,224	17,563,289

Total liabilities and stockholders' equity	$33,287,912	$34,331,460

The accompanying notes are an integral part of these consolidated financial statements.

 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Revenues:
Oil and gas	$1,704,757	$1,628,806
Condensate and skim oil	27,807	41,782
Transportation and gathering	267,391	206,041
Total revenues	1,999,955	1,876,629

Operating expenses:
Lease operating expenses	887,041	1,074,466
Pipeline operating expenses	255,905	186,475
Depletion and depreciation	601,865	470,739
General and administrative	5,880,900	3,074,590
Total operating expenses	7,625,711	4,806,270
Loss from operations	(5,625,756)	(2,929,641)

Other income (expenses):
Interest income	370	110
Interest expense	(635,133)	(637,379)
Warrant settlement/modification expense	(2,642,266)	(134,102)
Other expense, net	(7,822)	(3,521)
Total other expense, net	(3,284,851)	(774,892)

Loss before income tax expense	(8,910,607)	(3,704,533)

Income tax expense	-	-

Net loss	$(8,910,607)	$(3,704,533)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.13)	$(0.06)

Weighted average shares outstanding – basic and diluted	70,029,590	63,658,587

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	62,602,377	$62,603	$42,776,416	$(24,400,011)	$18,439,008
Common stock issued for:
Services	50,000	50	35,450	-	35,500
Cash, net of offering costs	4,499,348	4,499	1,994,732	-	1,999,231
Cash exercise of warrants	8,000	8	4,792	-	4,800
Cashless exercise of warrants	1,010,198	1,010	(1,010)	-	-
Stock based compensation	-	-	655,181	-	655,181
Warrant settlement agreement	-	-	134,102	-	134,102
Net loss	-	-	-	(3,704,533)	(3,704,533)
Balance at December 31, 2013	68,169,923	68,170	45,599,663	(28,104,544)	17,563,289
Common stock issued for:
Services	265,000	265	197,985	-	198,250
Cash, net of offering costs	1,562,000	1,562	693,338	-	694,900
Cash exercise of warrants	7,970	8	4,774	-	4,782
Cashless exercise of warrants	29,606	30	(30)	-	-
Purchase of working interest	505,000	505	403,495	-	404,000
Stock based compensation	-	-	3,353,344	-	3,353,344
Warrant modification agreement	-	-	2,642,266	-	2,642,266
Net loss	-	-	-	(8,910,607)	(8,910,607)
Balance at December 31, 2014	70,539,499	$70,540	$52,894,835	$(37,015,151)	$15,950,224

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Operating Activities
Net loss	$(8,910,607)	$(3,704,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	601,865	470,739
Accretion of discount on asset retirement obligations	34,588	33,509
Stock based compensation	3,353,344	655,181
Common stock issued for consulting services	198,250	35,500
(Gain) loss on obsolete equipment	(508)	254
Warrant settlement/modification expense	2,642,266	134,102
Changes in operating assets and liabilities:
Accounts receivable, trade	(85,202)	103,988
Account receivable, related parties	(13,418)	(13,582)
Joint interest billing receivable, related parties, net	(8,655)	1,269,781
Joint interest billing receivable, net	28,091	233,421
Other current assets	8,755	12,960
Accounts payable	(19,194)	45,592
Accounts payable, related parties	526,086	504,702
Revenue payable	(391,461)	160,877
Interest payable, related party	632,328	632,316
Liquidated damages payable	7,916	6,632
Other payables	(18,847)	1,533
Net cash provided by (used in) operating activities	(1,414,403)	582,972

Investing Activities
Additions to certificates of deposit	(105)	(110)
Purchases of property and equipment	(40,383)	(11,892)
Purchase of oil and gas properties	(1,070,431)	(1,758,160)
Net cash used in investing activities	(1,110,919)	(1,770,162)

Financing Activities
Payments on notes payable and capital leases	(8,660)	(8,111)
Cash overdraft	(249,955)	237,833
Deferred financing fees	(10,000)	-
Proceeds from exercise of warrants	4,782	4,800
Proceeds from sale of common stock, net of offering costs	694,900	1,999,231
Net cash provided by financing activities	431,067	2,233,753

Net increase (decrease) in cash and cash equivalents	(2,094,255)	1,046,563
Cash and cash equivalents at beginning of year	2,467,761	1,421,198
Cash and cash equivalents at end of year	$373,506	$2,467,761

See Note 4 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

1.  NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC” or the “Company”) is an independent energy company engaged in the exploration for, and production of, crude oil and natural gas.  The Company’s focus is on the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  The Company’s business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa oil field. The Company believes that it is uniquely familiar with the history and geology of the project area based on its collective experience in the region as well as through its development and ownership of a large proprietary database, which details the drilling history of the project area since 1980.  In 2012, the Company drilled the Morse #1-H well targeting the Bossier formation and completed it using hydraulic fracture stimulation techniques.  The Morse #1-H is the first such horizontal well completed in the Rodessa field and the Company believes that implementing the latest proven drilling and completion techniques to exploit its geological insight in the Cornerstone Project area will enable it to find significant oil and gas reserves.

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

b) Going Concern

The Company has incurred operating losses for seven years and has negative cash flows from operations.  It also has an accumulated deficit of $37,015,151 as of December 31, 2014.  As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its debt and working capital obligations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow.  There is no assurance that financing will be available to the Company when needed or, if available, or that it can be obtained on commercially reasonable terms.  Considering its financial condition, the Company may be forced to issue debt or equity at less favorable terms than would otherwise be available.

Although the Company raised an additional $1.9 million in the first quarter of 2015, if the Company is not able to obtain additional or alternative financing on a timely basis and is unable to generate sufficient revenues and cash flows, it will be unable to meet its capital requirements and will be unable to continue as a going concern.  The financial statements do not include any adjustments to reflect that may be necessary if the Company is unable to continue as a going concern.

c)  Cash and Cash Equivalents

We consider all highly-liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.  We include our overnight sweep accounts that are invested in federal obligations in our cash balances.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

d)  Accounts Receivable

The Company’s accounts receivable consists primarily of oil and natural gas sales and joint interest billings, which are recorded at the invoiced amount. Collateral is not required for such receivables, nor is interest charged on past due balances.  The Company extends credit based on management’s assessment of the customers’ financial condition and evaluates the allowance for doubtful accounts based on a receivable aging, customer disputes and general business and economic conditions.  No allowance was indicated at December 31, 2014 or 2013.  As of December 31, 2014, two customers totaled approximately 22% and 69% of the Company’s total accounts receivable. Accounts receivables from the same two customers in 2013, approximated 42% and 54% of total trade receivables at December 31, 2013.  As of December 31, 2014, there was one customer, which is a related party, who accounted for 77% of the Company’s total joint interest billing receivables. Joint interest billing receivables from two customers in 2013 approximated 14% and 62%.

e)  Property and Equipment

Property and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years.  Expenditures for major renewals and betterments that extend the useful lives are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.  Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized in the operating results of the respective period.  Depreciation expense was $84,505 and $85,112 for the years ended December 31, 2014 and 2013, respectively.

f)  Oil and Gas Properties

The Company uses the full-cost method of accounting for its oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired.  The Company assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Due to abandoned leases and dry holes there was determined to be an impairment of $3,185,065 in the year ended December 31, 2014.  There were no impairments in the year ended December 31, 2013.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves.  Depletion expense for the years ended December 31, 2014 and 2013 was $517,360 and $385,627 ($11.30 and $10.24 per equivalent barrel), respectively.

The unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write down recorded for the years ended December 31, 2014 and 2013.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the operating results of the period.

g)  Impairment of Long-Lived Assets

The carrying value of property and equipment is periodically evaluated under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, Property, Plant, and Equipment.  FASB ASC Topic No. 360 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.  The Company had no material impairments in 2014 and 2013.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

h)  Asset Retirement Obligations

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

i)  Revenue Recognition

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

j)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.  During the years ended December 31, 2014 and 2013, the Company recognized $3,353,344 and $655,181, respectively, of stock-based compensation expense which has been recorded as a general and administrative expense in the consolidated statements of operations.

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

l)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the years ended December 31, 2014 and 2013, the Company had potentially dilutive shares of 46,605,732 and 42,499,238, respectively, that were excluded from the earnings per share calculation because their impact would be antidilutive. For the years ended December 31, 2014 and 2013, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents is anti-dilutive.

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
DECEMBER 31, 2014 AND 2013

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$891,092	$891,092

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$674,092	$674,092

See Note 8, for the table summary of changes in fair value of our asset retirement obligations for the years ended December 31, 2014 and 2013.

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
DECEMBER 31, 2014 AND 2013

n)  New Accounting Pronouncements

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method the Company will adopt by which it will implement the standard.

On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  Under this new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date.  The new standard is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter.  The Company does not expect the adoption of these disclosures to have a significant impact on the Company’s consolidated financial statements.

o)  Reclassifications

Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.

3.  RESTRICTED CASH

Collateral

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas.  As of December 31, 2014 and 2013, the balance of the certificates of deposit totaled $78,665 and $78,560 respectively.

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

2011 Drilling Program

During the last quarter of 2011, the Company executed joint operating agreements with various independent oil and gas companies regarding the drilling of various wells.  Funds received from these companies are restricted to the drilling programs and are considered released when they are spent in accordance with the agreements.  As of January 1, 2013, the program had a shortage of $15,961.  However, during 2013, additional funds of $2,257,314 were received on this program; $1,392,458 that the Company owed to these companies was applied to the programs during 2013, and $3,546,861 was spent on drilling activities. In addition, individual investor shortages at December 31, 2013 of $3,609 were reclassified to their joint interest billing receivables, leaving a balance of $90,559 in restricted cash and drilling prepayments at December 31, 2013.  During 2014, additional funds of $317,533 were received on this program; $199,060 that the Company owed to these companies was applied to the program during 2014, and $523,666 was spent on drilling activities, leaving a balance of $83,486 in restricted cash and drilling prepayments at December 31, 2014.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Huntington #4 Drilling Program

In August 2014, the Company entered into a participation agreement with Pacific World Energy (“PWE”) for the drilling of up to ten wells on its leased acreage in Marion County.  Under the terms of the agreement, PWE pays the full cost of the drilling and completing each well.  Funds received from PWE are restricted to this drilling program and are considered released when they are spent in accordance with the agreements.  As of December 31, 2014, funds of $2,045,400 were received on this program and $1,781,757 was spent on drilling activities, leaving a balance of $263,643 in restricted cash and drilling prepayments at December 31, 2014.

4.  SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the years ended December 31:

	2014	2013
Oil and gas assets financed through account payables	$135,126	$517,392

Additions to/revisions of estimates to asset retirement obligation	$231,998	$11,915

Asset retirement obligation settled	$49,586	$-

Oil and gas properties purchased through issuances of common stock	$404,000	$-

Oil and gas properties financed through assumptions of joint-interest billing receivable	$69,116	$-

The following is supplemental cash flow information for the years ended December 31:

	2014	2013
Cash paid during the period for interest	$2,805	$5,063
Cash paid during the period for taxes	$-	$-

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Depreciation Methods	Depreciation Period
Equipment	Straight-line	7 Years
Pipelines	Straight-line	15 Years
Leasehold improvements	Straight-line	Lesser of the Estimated Useful Life or the Lease Term
Vehicles	Straight-line	5 Years
Office furniture	Straight-line	5 Years

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

6.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following at December 31:

	2014	2013
Capital lease of $7,592 to Xerox Corporation, with monthly installments of $198, including interest at 19.7%, maturing February 20, 2017.	$4,198	$5,582

Note payable of $28,059 to Ford Motor Credit, with monthly installments of $640, including interest at 4.54%, collateralized by a truck, maturing August 8, 2015.	5,035	12,311

Total notes payable and capital leases	9,233	17,893
Less current portion	6,740	8,703

Total long term (notes payable and capital leases)	$2,493	$9,190

Future annual maturities of notes payable and capital leases at December 31, 2014 are as follows:

Year Ended
2015	6,740
2016	2,078
2017	415
2018	-
Total	$9,233

7.  NOTES PAYABLE, RELATED PARTY

Notes payable, related party consisted of the following at December 31:

	2014	2013
Note payable to Teton, Ltd., "Teton" (the "Teton Renewal Note") in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of December 31, 2015. Secured by a stock pledge and security agreement.	$6,987,646	$6,987,646

Original unsecured promissory note payable in the amount of $1 million dated October 14, 2009 to Teton (the "Teton Promissory"). Additional funds added by amendment two in 2010 resulted in funds available of $1.5 million, including interest of 6.25%, with all interest and principal due on the maturity date of December 31, 2015.	1,173,000	1,173,000

Total notes payable, related party	8,160,646	8,160,646
Less current portion	8,160,646	-

Total long term notes payable, related party	$-	$8,160,646

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

On June 23, 2011, an amendment was executed, which extended the maturity date of the note from June 1, 2013 to June 1, 2015, at which time all outstanding principal and accrued and unpaid interest of the note will be due.   No default was declared on this note prior to its subsequent amendment below.

On June 24, 2014, another amendment was executed, which extended the maturity date of the note from June 1, 2015 to December 31, 2015, at which time all outstanding principal and accrued and unpaid interest of the note will be due.   The event of default section remained the same as in the third amendment.

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

On April 2, 2011, a fifth amendment was executed which eliminated the current interest payment and extended the maturity of the note from to June 1, 2013 at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The amendment also added an event of default whereby Teton may declare default on the note if the Company does not raise funds during or as a result of their engagement with a placement agent whom they initially engaged on March 25, 2011. In addition, the amendment granted Teton the right to convert the outstanding balance on the Promissory note into shares of PERC’s common stock at a fixed conversion price of $0.60 per share.

On June 23, 2011, a sixth amendment was executed which extended the maturity date of the note to June 1, 2015, at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The event of default section and conversion of debt to equity section remained the same as in the fifth amendment.

On June 24, 2014, a seventh amendment was executed, which extended the maturity date of the note from June 1, 2015 to December 31, 2015, at which time all outstanding principal and accrued and unpaid interest of the note will be due.  The event of default section and conversion of debt to equity section remained the same as in the fifth amendment.

The Company signed an Omnibus Waiver and Modification Agreement on December 31, 2014. This agreement subordinated the right of Teton to convert the Teton Renewal and Teton Promissory notes to the right of future investors to convert new convertible debt expected to be issued in 2015.  See Note 17 – Subsequent Events.

8.  ASSET RETIREMENT OBLIGATIONS

Pursuant to FASB ASC Topic No. 410, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $688,567 and $503,253 at December 31, 2014 and 2013, respectively.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 22 wells, and has determined a range of abandonment dates through January 2044.

The following represents a reconciliation of the asset retirement obligations for the years ended December 31:

	2014	2013
Asset retirement obligations at beginning of year	$674,092	$628,668
Accretion expense	34,588	33,509
Liabilities settled	(49,586)	-
Revisions to estimates	231,998	11,915
Asset retirement obligations at end of year	$891,092	$674,092

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

In order to ensure current costs are reflected in the estimation of retirement costs, the Company obtained assurance from its independent petroleum engineer in 2014 that the plugging costs used in the estimation are appropriate.  The Company uses the expected present value technique to measure the fair value of the asset retirement obligations which is classified as a Level 3 measurement under FASB ASC Topic No. 820.

9.  STOCK-BASED COMPENSATION

Stock Plans

The Company adopted the 2007 Stock Option Plan (the “2007 Plan”), 2010 Incentive Stock Option Plan (the “2010 Plan”) and the 2012 Incentive Stock Option Plan (the “2012 Plan”) for directors, executives, selected employees, and consultants to reward them for making major contributions to the success of the Company by issuing long-term incentive awards under these plans thereby providing them with an interest and incentive in the growth and performance of the Company.  The 2007 Plan reserves 1,750,000 shares of common stock for issuance by the Company as stock options.  The 2010 Plan reserves 5,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers.  The 2012 Plan reserves 10,000,000 shares of common stock for issuance by the Company as stock options, stock awards or restricted stock purchase offers

On May 19, 2014, the Company adopted the 2014 Incentive Stock Option Plan (the “2014 Plan”) for directors, executives, selected employees, and consultants to reward them for individual performance that contributes to the success of the Company by issuing options to purchase stock under the 2014 Plan thereby providing them with an interest in the growth and performance of the Company.  Initially 10 million shares of common stock were reserved for issue under the 2014 Plan.  As of December 31, 2014, these shares had been unreserved to accommodate a planned financing.

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

The following table details the significant assumptions used to compute the fair market values of stock options granted in a prior year which vested during the year ended December 31, 2014:

Risk free rates	0.45%
Dividend yield	0%
Expected volatility	70.82%
Expected term (years)	2.5 years

On October 5, 2012, pursuant to the 2012 Plan, the Company issued stock options to purchase 3,000,000 shares of common stock with an exercise price of $0.66 per share and a term of ten years to the CFO.  The options vested in tranches of 1,000,000 each year over two years following the award issuance and 1,000,000 vested immediately upon issuance.

On October 5, 2013, the second tranche of 1,000,000 of the stock options vested in accordance with the October 5, 2012 award agreement described above.  During 2013, the Company recognized $655,181, the fair value of the vested options, as stock-based compensation expense and had $393,110 in unamortized compensation expense associated with options granted.

On October 5, 2014, the final tranche of 1,000,000 of the stock options vested in accordance with the October 5, 2012 award agreement described above.  During 2014, the Company recognized $393,110, the fair value of the vested options, as stock-based compensation expense. As of December 31, 2014, the Company had no unamortized compensation expense associated with options granted.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Stock Options Modified

On January 30, 2014, pursuant to Board resolution, the Company changed the terms of certain options under the 2007 Plan and 2010 Plan, as shown in the table below, to extend the exercise term for two years from their current expiration date.

	Previous Expiration Date	Modified Expiration Date
Option Issue Date
2007 Plan Granted 2007	12/31/2014	12/31/2016
2007 Plan Granted 2012	1/5/2017	1/5/2019
2010 Plan Granted 2010	12/24/2015	12/24/2017
2010 Plan Granted 2012	1/5/2017	1/5/2019
2010 Plan Granted 2012	4/30/2017	4/30/2019

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

The weighted average grant date fair value price per share of options granted during the year ended December 31, 2014 was $0.34.  There were 7,049,940 options granted and 8,049,940 options vested during the year ended December 31, 2014.  There were no options granted and 1,000,000 options vested during the year ended December 31, 2013.

A summary of option activity during the years ended December 31, 2013 and 2014 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2013	9,700,060	0.57
Options granted	-	-
Options exercised	-	-
Outstanding at December 31, 2013	9,700,060	0.57
Options granted	7,049,940	0.79
Options exercised	-	-
Outstanding at December 31, 2014	16,750,000	0.66

A summary of stock options outstanding as of December 31, 2014 is as follows:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	900,000	2.00	900,000
$0.42	1,059,285	3.00	1,059,285
$0.50	10,000	3.00	10,000
$0.50	486,364	4.00	486,364
$0.55	363,636	4.00	363,636
$0.50	616,600	4.00	616,600
$0.79	7,049,940	4.00	7,049,940
$0.55	3,000,000	4.50	3,000,000
$0.50	264,175	7.00	264,175
$0.66	3,000,000	7.75	3,000,000
	16,750,000		16,750,000

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Based on the Company's stock price of $0.16 at December 31, 2014, the options outstanding had an intrinsic value of $0.  At December 31, 2013, the Company’s stock price was $0.60 and the options outstanding had an intrinsic value of $496,567.

Total options exercisable at December 31, 2014 amounted to 16,750,000 shares and had a weighted average exercise price of $0.66.  Total options exercisable at December 31, 2013 amounted to 8,700,060 and had a weighted average exercise price of $0.56.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.

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

10.  WARRANTS OUTSTANDING

Warrants Issued

On February 27, 2014, the Company issued warrants to investors in a private placement to purchase an aggregate of 781,000 shares of common stock at an exercise price of $0.70 per share, exercisable until February 27, 2019. See Note 11 for additional information.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Warrants Expired

In July 2014, the remaining 23,930 July 2011 warrants, representing 23,930 shares that had not been exercised or modified, expired under the provisions of the original warrant agreement.

In September 2014, the remaining 50,000 September 2011 warrants, representing 50,000 shares that had not been exercised or modified, expired under the provisions of the original warrant agreement.

In December 2014, the remaining 226,000 September 2013 warrants, representing 226,000 shares that had not been exercised or modified, expired under the provisions of the original warrant agreement.

Also in December 2014, the remaining 1,952,333 2007 warrants modified in 2011, representing 3,904,666 shares, expired under the provisions of the 2011 amended warrant agreement, which had extended the exercise term of the warrants by two years to December 31, 2014.

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

	Current Exercise Price	Modified Exercise Price	Previous Expiration Date			Modified Expiration Date
Warrant Issue Date
Issued in 2007 and modified in 2012	$0.50	$0.70			12/22/14			12/22/2017
Issued in July 2011	$0.60	$0.85			7/28/2014			7/28/2017
Issued in Sept 2011	$0.60	$0.85			9/15/2014			9/15/2017
Issued in Sept 2012	$1.00	$1.15	9/10/15	and	9/28/15	9/10/18	and	9/28/18
Issued in Sept 2012 to placement agents	$0.60	$0.70			9/28/2017			9/28/2020
Issued in Sept 2013	$0.50	$0.70			12/22/2014			12/22/2017
Issued in Sept 2013	$1.00	$1.10			9/19/2016			9/19/2019

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

A summary of warrant activity and shares issuable upon exercise of the warrants during the years ended December 31, 2014 and 2013 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2013	16,091,210	22,303,573	$0.65
Warrants issued	2,895,642	2,895,642	0.68
Warrants exercised	(1,008,000)	(2,008,000)	0.50
Outstanding at December 31, 2013	17,978,852	23,191,215	0.66
Warrants cancelled under modification	(11,660,762)	(14,880,762)	0.63
Warrants issued under modification	11,660,762	14,880,762	0.84
Warrants issued	781,000	781,000	0.70
Warrants exercised	(47,970)	(87,970)	0.52
Warrants expired	(2,252,263)	(4,204,596)	0.50
Outstanding at December 31, 2014	16,459,619	19,679,649	$0.80

The outstanding warrants had an intrinsic value of $0 and $585,830 at December 31, 2014 and December 31, 2013, respectively.  All of the 16,459,619 warrants outstanding at December 31, 2014 are exercisable and expire at various dates between September 2015 and September 2020.

11.  STOCKHOLDER’S EQUITY

Shares issued for cash, net of share issuance costs:

On February 27, 2014, the Company completed a private placement transaction, pursuant to which it sold an aggregate of 781,000 units at $0.90 per unit, raising gross proceeds of $702,900 before deducting issuance costs of $8,000, resulting in net cash proceeds of $694,900. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock with an exercise price of $0.70 per share, resulting in 1,562,000 shares and 781,000 warrants issued.  The warrants are exercisable for a period of five years from the date of issuance.

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

Stock issued on cash/cashless basis:

On February 11, 2014, the Company issued 6,380 shares of common stock to an investor holding modified 2007 Warrants who exercised 10,000 warrants on a cashless basis.  See Note 10 for additional details.

On April 2, 2014, the Company issued 23,226 shares of common stock to an investor holding modified 2007 Warrants who exercised 30,000 warrants on a cashless basis.  See Note 10 for additional details.

On July 28, 2014, the Company issued 7,970 shares of common stock to an investor holding 2011 Warrants who exercised 7,970 warrants on a cash basis.  See Note 10 for additional details.

During 2013, the Company issued 1,010,198 shares of common stock to an investor holding modified 2007 Warrants who exercised 1,000,000 warrants on a cashless basis.  The Company also issued 8,000 shares of common stock for $4,800 to an investor holding 2011 Warrants who exercised 8,000 warrants on the cash basis. See Note 10 for additional details.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Stock issued for services:

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

During 2014, the Company issued 200,000 shares of common stock to a consultant in payment of services under an agreement whereby shares were to be issued at the end of each month. These shares were valued using the closing market price on the date prior to issue.  The Company issued 50,000 shares of common stock to the consultant on each of the following dates: on April 2 for a value of $45,000, on May 1 for a value of $38,500, on June 4 for a value of $35,000 and on July 1 for a value of $30,000.   These expenses were recorded as general and administrative expenses in the consolidated statements of operations.

On August 22, 2013, the Company issued 50,000 shares of common stock to another consultant valued at $35,500. These shares were valued using the closing market price on the date of the grant.  This expense has been recorded as general and administrative expense in the consolidated statements of operations.

Other stock issuances:

On May 1, 2014, the Company and Energi Drilling 2010A L.P. (“Energi”) entered into an agreement with respect to working interests in the following wells operated by the Company: (i) Haggard B; and the (ii) Morse #1-H well. The agreement also covered all of Energi’s rights to participate in future wells and work-overs of existing wells.  The Company purchased all of Energi’s right, title and interest in the wells and all of Energi’s participation rights in future wells and work-overs and released Energi from any receivables owed to the Company. In consideration for the buy-out and release of debt, the Company issued 505,000 fully-paid and non-assessable shares of common stock to Energi. These shares were valued at $404,000, using the closing market price on the date of the agreement.

12.  INCOME TAXES

The Company is a taxable corporation and the provision (benefit) for federal income taxes related to the Company’s operating results has been included in the accompanying consolidated statements of operations.

The income tax expense consists of the following:

	2014	2013
Deferred income tax expense:
U.S. Federal	$-	$-
Current income tax expense:
State and local	-	-
Income tax expense	$-	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at December 31, are presented below:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$8,556,037	$7,081,252
Deferred interest expense	1,346,475	1,131,484
Liquidated damages payable	16,595	11,648
Accretion expense	68,859	58,085
Contributions carry forward	289	323
Accrued salaries	952,178	797,431
Stock based compensation	1,892,128	848,835
Valuation allowance	(6,165,713)	(4,135,602)
Total deferred tax assets	6,666,848	5,793,456

Deferred tax liabilities:
Oil and gas properties	(6,522,699)	(5,646,984)
Fixed assets and organization costs	(144,149)	(146,472)
Total deferred tax liabilities	(6,666,848)	(5,793,456)

Net deferred tax liability	$-	$-

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management believes it is more likely than not that the full amount of the net operating loss carry forwards will not be realized or settled, and accordingly, a valuation allowance has been recorded.  The Company’s net operating loss carry forwards approximate $25,200,000 and will expire in various years commencing in 2023.

A reconciliation of the differences between the Company’s applicable statutory tax rate and its effective income tax rate for the years ended December 31, 2014 and 2013 follows:

	2014	2013
Rate	35%	35%
Tax at statutory rate	$(3,118,713)	$(1,296,587)
State taxes	-	-
Permanent and other	1,088,602	123,030
Change in valuation allowance	2,030,111	1,173,557
Income tax expense	$-	$-

In May 2006, the state of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the franchise tax with a new “taxable margin” component.  The Company’s margin tax expense is derived by multiplying its taxable margin by approximately 1%.  The taxable margin can be derived, at the Company’s discretion, in any one of three ways.  The Company can choose gross receipts less its cost of goods sold, gross receipts less its salary and wages, or 70% of its gross receipts. The Company has determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.  No material margin tax accrual was necessary at December 31, 2014 or 2013.

The Company files tax returns in the U.S. federal jurisdiction, and the state of Texas jurisdiction.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.  The Company follows the provisions of uncertain tax provisions as addressed in FASB ASC 740-10.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company had no tax positions at December 31, 2014 or December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  At December 31, 2014, the Company’s tax returns relating to fiscal years ended December 31, 2011 through December 31, 2013 remain open to possible examination by the tax authorities.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2014 and 2013.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

13.SEGMENT INFORMATION

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

 The following tables set forth certain information about the financial information of each segment for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Business segment revenue:
Oil and gas sales	$1,704,757	$1,628,806
Condensate and skim oil	27,807	41,782
Transportation and gathering	267,391	206,041
Total revenues	$1,999,955	$1,876,629

Business segment profit (loss):
Oil and gas sales	$296,892	$163,749
Condensate and skim oil	27,807	41,782
Transportation and gathering	(76,891)	(67,699)
General corporate	(5,873,564)	(3,067,473)
Loss from operations	$(5,625,756)	$(2,929,641)

Depreciation and depletion:
Oil and gas sales	$520,824	$390,591
Transportation and gathering	69,427	66,171
General corporate	11,614	13,977
Total depletion and depreciation	$601,865	$470,739

	Year Ended December 31,
	2014	2013
Capital expenditures:
Oil and gas sales	$688,979	$1,598,429
Transportation and gathering	34,669	11,660
General corporate	4,901	232
Total capital expenditures	$728,549	$1,610,321

	December 31,
	2014	2013
Business segment assets:
Oil and gas sales	$31,791,516	$32,194,260
Transportation and gathering	697,075	717,450
General corporate	799,321	1,419,750
Total assets	$33,287,912	$34,331,460

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

14.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31,	2014	2013
Lease bonus paid to an entity controlled by officers	$250	$1,149
Rent paid to an entity controlled by other entities which are owned by PERC officers (c)	72,000	72,000
Interest expense to an entity controlled by officers	632,328	632,316
Receivables due from entities that are owned by officers and/or other entities that are controlled by officers	40,002	26,584
JIB receivables due from an entity controlled by an officer or director	58,727	119,188
Payables due to officers or to entities controlled by officers (a) (b)	3,450,175	2,924,089
Interest payable on notes owed to an entity controlled by officers	2,923,980	2,291,652
Notes payable owed to an entity controlled by officers	8,160,646	8,160,646
Revenue distribution payable due to an entity controlled by a director	20,433	35,306
Restricted cash received for drilling from an entity controlled by an officer or director	54,916	83,249

(a)	Includes $2,800,523 and $2,325,523 of accrued salaries payable at December 31, 2014 and 2013, respectively. Also includes $240,000 of advances from officers at December 31, 2014 and 2013.
(b)	Includes $127,652 and $122,566 owed to an entity controlled by an officer for a 20% undivided interest in pipeline operations as of December 31, 2014 and 2013, respectively.
(c)
The Company rents office space under a non-cancelable operating lease with related parties that expired on January 1, 2012.  This lease has not been renewed and the space is being rented on a month-to-month basis.

15.  RISK CONCENTRATIONS

The Company maintains its deposits in one financial institution, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Company also maintains a sweep investment account which covers all of its bank accounts in order to reduce fees and earn maximum interest.  The balance in the sweep investment account is invested daily in federal obligations that are not covered by FDIC insurance.  The balance available for investment in the sweep account was approximately $870,000 at December 31, 2014 and $2.7 million at December 31, 2013.  The Company has not experienced any losses with respect to uninsured balances. During 2014 and 2013, all balances in U.S. non-interest bearing accounts were insured up to $250,000.

Two customers accounted for approximately 33% and 58%, respectively, of the Company’s total sales for the year ended December 31, 2014.  Two customers accounted for approximately 49% and 41%, respectively, of the Company’s total sales for the year ended December 31, 2013.  Revenues were reported from these customers in the oil and gas and transportation and gathering segments.

Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $852,000 and $1,041,000 in 2014 and 2013, respectively.

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
DECEMBER 31, 2014 AND 2013

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

Leases

The Company leased certain office space under a non-cancelable operating lease that expired in 2010.  The lease was not renewed and the office space is now being leased on a month-to-month basis.  In January 2012 the rent was reduced to $1,300 per month.  Lease expense was approximately $15,600 for each of the years ended December 31, 2014 and 2013.

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

At December 31, 2014, management reevaluated the status of the registration statement and determined an accrual of $48,808 was sufficient to cover any potential payments for liquidated damages.  The damages are reflected as liquidated damages payable of $48,808 and $40,892 in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.  The difference of $7,916 was recorded as an expense in the Other Income (Expense) section of the consolidated statement of operations.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

17.  SUBSEQUENT EVENTS

In January 2015, the Company entered into securities purchase agreements (the “Securities Purchase Agreement”) with certain accredited investors (“Investors”) whereby the Company issued and sold to the Investors 12% Senior Secured Convertible Notes (“Notes”) in the aggregate amount of $875,000 and warrants (“Warrants”) to purchase up 2,430,555 shares of the Company’s common stock.  Pursuant to the Securities Purchase Agreement, the Company had the right, until February 23, 2015 (the “Additional Investment Period”), to sell up to an additional $625,000 of Notes and Warrants, on the same terms and conditions (the “Additional Securities”).

To secure the Company’s obligations under the Notes, the Company granted the Investors a security interest in certain assets of Pegasi Energy Resources Corporation, as Texas corporation and one of the Company’s subsidiaries(“Pegasi Texas”) pursuant to a Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Production, as amended (the “Security Agreement”).  In addition, pursuant to a guarantee (the “Guarantee”), Pegasi Texas agreed to guarantee the punctual payment, as and when due and payable, of all amounts owed by the Company in respect of the Securities Purchase Agreement, the Notes and the other transaction documents executed in connection with the Securities Purchase Agreement.  As well, the Company granted the Investors certain registration rights pursuant to a registration rights agreement, pursuant to which the Company is obligated to file a registration statement registering for resale the common stock issuable upon conversion of the Notes and exercise of the Warrants no later than May 9, 2015 (the “Registration Rights Agreement”).

On March 27, 2015, the Company entered into an omnibus amendment agreement (the “Amendment”) with the Investors pursuant to which, among other things:

•
The Company and the Investors amended the Securities Purchase Agreement to extend the Additional Investment Period until March 31, 2015, to increase the Warrant ratio from 33% to 100% and allowed for up to $1 million of Additional Securities to be sold;

•
The Company and the Investors amended the Notes to increase the minimum conversion price from $0.05 to $0.09, to require payments (including prepayments) to principal and interest to be on a pro rata basis, to provide for additional consideration to the Investors upon the Company’s failure to timely process conversion requests, and to increase the maximum beneficial ownership limitation from 9.99% to 19.99%;

•
The Company and the Investors amended the Warrants to provide for cashless exercise at any time, to increase the maximum beneficial ownership limitation from 9.99% to 19.99%, and to provide for additional consideration to the Investors upon the Company’s failure to timely process exercise notices;

•	The Company and the Investors amended the Registration Rights Agreement to clarify the liquidated damages due upon a default by the Company; and
•
The Company issued all the Investors additional Warrants (the “Consideration Warrants”) to purchase 4,861,116 shares of common stock, so that the Warrants, together with the Consideration Warrants, equaled the new Warrant ratio of 100%.

On March 27, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor a $1,000,000 Note and Warrants to purchase 8,333,334 shares of common stock (the “Subsequent Investment”).  In connection therewith, the Guarantee was amended and restated to include the Subsequent Investment and the Company covenanted to file an amendment to the Security Agreement to include the Subsequent Investment.  To date, in connection with the offering, the Company sold Notes in the aggregate principal amount of $1,875,000 and Warrants (including Consideration Warrants) to purchase 15,625,005 shares of common stock, resulting in net proceeds of approximately $1.78 million.

The Notes are due upon written demand of Investors holding a majority in interest of outstanding Notes, provided, however, that such demand cannot be made prior to January 9, 2016 and will bear interest at the rate of 12% per annum.

The Notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the investor, at the lower of (i) $0.12 or (ii) the higher of (x) $0.09 or (y) the volume weighted average price of our common stock for the 10 trading days immediately preceding the date of conversion, subject to adjustment upon certain events, as set forth in the Note.

The Company has the right, at any time after the date that the Registration Statement is declared effective, to redeem some or all of the outstanding Notes, upon 30 days prior written notice.  If the Notes are redeemed prior to the first anniversary of issuance, the redemption price shall equal 110% of the amount of principal and interest being redeemed.

The Warrants are exercisable, at the option of the investor, for seven (7) years after issuance, in whole or in part, at an exercise price equal to the lower of (i) $0.132 or (ii) the higher of (x) $0.06 or (y) 110% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the date of exercise, subject to adjustment upon certain events, as set forth in the Warrant.

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED
DECEMBER 31, 2014 AND 2013

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic No. 932, Extractive Activities—Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,	December 31,
	2014	2013
Unproved oil and gas properties	$12,337,167	$14,298,503
Proved oil and gas properties (including asset retirement costs)	21,391,472	18,086,443
Less accumulated depreciation and depletion	(2,468,546)	(1,951,186)
Net capitalized costs	$31,260,093	$30,433,760

Capitalized costs include leasehold costs, lease and well equipment, capitalized intangible drilling costs, and capitalized intangible completion costs.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2014 and 2013, as follows:

	2014	2013
Acquisition of proved properties	$44	$-
Acquisition of unproved properties	760,554	1,198,467
Development costs	537,851	618,721

The following is a summary of the Company’s oil and gas properties not subject to amortization as of December 31, 2014.

	2014	2013	2012	Prior to 2012	Total
Acquisition costs	$760,554	$1,198,467	$2,612,309	$7,320,023	$11,891,353
Development costs	31,138	9,998	282,592	122,086	445,814
Total oil and gas properties not subject to amortization	$791,692	$1,208,465	$2,894,901	$7,442,109	$12,337,167

The total of $12.3 million in capitalized oil and gas property costs not currently subject to amortization primarily relate to investments in the Cornerstone Project in East Texas.  Based on Pegasi’s plan, costs will begin to be included in the amortization computation when these properties are developed and begin production.  The development of these properties is contingent on the Company obtaining the necessary financing for this project.

Results of Operations for Producing Activities

The following table presents the consolidated results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2014 and 2013:

	2014	2013
Revenues	$1,704,757	$1,628,806
Production costs	(887,041)	(1,074,466)
Depletion and depreciation	(517,360)	(385,626)
Exploration costs	-	-
Income before income tax expense	300,356	168,714
Income tax expense	(105,125)	(59,050)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$195,231	$109,664

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED
DECEMBER 31, 2014 AND 2013

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  The petroleum engineer that determined our reserves also planned and supervised the drilling of wells that the Company drilled in the East Texas project.  His 2014 and 2013 compensation, from the Company, for the planning and supervision of drilling wells was $366,315 and $295,406, respectively.  The petroleum engineer’s compensation for reserve estimation for that same time period was $17,783 and $19,301, respectively.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed and undeveloped reserves:
Balance at January 1, 2012	448,154	14,866,014
Purchase of minerals in place	539	-
Extensions and discoveries	75,953	114,060
Production	(11,516)	(109,277)
Revisions of previous estimates	215,524	(635,919)
Balance at December 31, 2012	728,654	14,234,878
Purchase of minerals in place	381	-
Extensions and discoveries	13,128	1,248,000
Improved recoveries	40,248	-
Production	(10,170)	(164,842)
Revisions of previous estimates	(14,579)	1,400,624
Balance at December 31, 2013	757,662	16,718,660
Purchase of minerals in place	-	-
Extensions and discoveries	31,144	552,130
Improved recoveries	36	1,529
Production	(8,423)	(224,205)
Revisions of previous estimates	(106,937)	(4,886,973)
Balance at December 31, 2014	673,482	12,161,141

Proved developed reserves:
December 31, 2012
Beginning of year	52,085	764,010
End of year	130,584	759,307
December 31, 2013
Beginning of year	130,584	759,307
End of year	137,480	1,131,178
December 31, 2014
Beginning of year	137,480	1,131,178
End of year	151,500	1,259,775

Proved undeveloped reserves:
December 31, 2012
Beginning of year	396,069	14,102,004
End of year	598,069	13,475,572
December 31, 2013
Beginning of year	598,069	13,475,572
End of year	620,182	15,587,482
December 31, 2014
Beginning of year	620,182	15,587,482
End of year	521,982	10,901,366

PEGASI ENERGY RESOURCES CORPORATION
SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED
DECEMBER 31, 2014 AND 2013

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

Future cash inflows were computed by applying existing contract and 12-month average prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2014 and 2013, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2014	2013
Future cash inflows	$102,591,047	$123,009,953
Future production costs	(33,808,589)	(36,248,724)
Future development costs	(10,451,570)	(20,070,665)
Future income tax expenses	(15,573,012)	(19,350,500)
Future net cash flows	42,757,876	47,340,064
10% annual discount for estimated timing of cash flows	(18,935,933)	(18,155,672)
Standardized measure of discounted future net cash flows	$23,821,943	$29,184,392

	2014	2013
Beginning of year	$29,184,392	$22,805,245
Sales of oil and gas, net of production costs	(817,716)	(554,340)
Extensions, discoveries, and improved recoveries, less related costs	1,017,923	3,466,809
Accretion of discount	3,876,848	3,092,190
Net change in sales and transfer prices, net of production costs	1,376,624	(1,624,560)
Actual development costs incurred	537,851	399,962
Changes in estimated future development costs	(14,973,109)	(746,308)
Net change in income taxes	2,915,224	(1,467,361)
Changes in production rates (timing and other)	11,120,620	1,214,634
Purchases and sales of mineral interests	-	5,053
Revisions of previous quantities	(10,416,714)	2,593,068
End of year	$23,821,943	$29,184,392

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the reason discussed above.

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

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 1, 2015 are set forth below:

Names:	Ages	Titles:	Position Held Since	Director Since
Michael H. Neufeld	65	President, Chief Executive Officer, and Director	November 22, 2006	November 22, 2006
Jonathan Waldron	46	Chief Financial Officer	October 5, 2012	n/a
William L. Sudderth	73	Executive Vice President, Land	November 22, 2006	n/a
Oliver Waldron	71	Director	n/a	August 3, 2011
Jay Moorin	63	Director	n/a	January 31, 2014

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

Jay Moorin – Director

Jay Moorin became a director in January 2014.  Since 1998, Mr. Moorin has served as a founding general partner of ProQuest Investments, a healthcare venture capital firm. From 1991 to 1998, Mr. Moorin served as president and chief executive officer of Margainin Pharmaceuticals Inc., a publicly-traded biopharmaceutical company and also served as chairman of its board of directors from 1996 to 1998.  Prior to Margainin, Mr. Moorin held the position of Managing Director of Healthcare Banking at Bear Stearns & Co. Inc. and Vice President of Marketing and Business Development at a division of the ER Squibb Pharmaceutical Company.  Currently, Mr. Moorin serves on the board of directors of Eagle Pharmaceuticals (Chairman) and Mevion Medical Systems, and serves as a Trustee of the Equinox Funds Trust.  Previously, Mr. Moorin served on the board of directors of numerous public and private healthcare companies.  In addition, Mr. Moorin held the position of adjunct senior fellow of the Leonard Davis Institute of Health Economics at the University of Pennsylvania from 1997 to 2012.  Mr. Moorin holds a B.A. in economics with distinction from the University of Michigan.  Mr. Moorin was selected to serve as a director due to his significant executive leadership experience, including his experience leading several public companies, as well as his membership on public company boards. He also has extensive experience in financial and operations management, risk oversight, and quality and business strategy.

Family Relationships

Oliver Waldron is the father of Jonathan Waldron.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Mr. Neufeld has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Messrs. Waldron and Moorin are independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2014, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements except for Form 4s relating to options granted on January 30, 2014, which forms were filed in March 2015.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all directors, officers and employees.  A copy of the code of ethics is incorporated by reference as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the two highest paid executive officers whose total annual salary and bonus exceeded $100,000 for fiscal years 2014 and 2013. In accordance with the rules of the SEC, this table omits columns that are not relevant.

Name and Principal Position	Year	Salary ($)	Stock Awards (4) ($)	All Other Compensation ($)	Total ($)
Michael Neufeld (1)	2014	250,000	-	96	250,096
Chief Executive Officer	2013	250,000	-	120	250,120

Bill L. Sudderth (2)	2014	225,000	-	82	225082
Executive Vice President	2013	225,000	-	112	225112

Jonathan Waldron (3)	2014	200,000	393,110	96	593,206
Chief Financial Officer	2013	200,000	655,181	120	855,301

1.	Mr. Neufeld’s salary was accrued during 2014 and 2013.
2.	Mr. Sudderth’s salary was accrued during 2014 and 2013.
3.
During 2012, as part of his employment agreement, we granted Mr. Waldron options to purchase 3,000,000 shares of our common stock at a price of $0.66 per share, exercisable until October 5, 2022.  These options vested in tranches of 1,000,000 shares over a two year period beginning on the grant date.

4.
For details regarding the assumptions made in the valuation of stock awards, please see ”Note 9 – Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2014 for each of our executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Original Option Exercise Price ($)	Aggregate Market Value of Unvested stock ($)	Option Expiration Date
Michael Neufeld, CEO	238,095	-	-	0.42	-	December 24, 2017
	21,241	-	-	0.50	-	January 5, 2019
	181,818	-	-	0.55	-	January 5, 2019
	1,500,000	-	-	0.55	-	April 30, 2019
	2,000,000	-	-	0.79	-	January 30, 2019
Bill L. Sudderth, EVP	238,095	-	-	0.42	-	December 24, 2017
	21,240	-	-	0.50	-	January 5, 2019
	181,818	-	-	0.55	-	January 5, 2019
	1,500,000	-	-	0.55	-	April 30, 2019
	1,000,000	-	-	0.79	-	January 30, 2019
Jonathan Waldron, CFO	312,000	-	-	0.50	-	January 5, 2017
	3,000,000	-	-	0.66	-	October 5, 2012
	1,500,000	-	-	0.79	-	January 30, 2019

Director Compensation

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2015.

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF CLASS (3)

Michael H. Neufeld (4)	Common Stock	28,418,005	(5)	33.39%

William L. Sudderth (4)	Common Stock	27,268,004	(6)	32.46%

Jonathan Waldron	Common Stock	4,812,000	(7)	6.39%

Oliver Waldron	Common Stock	1,725,000	(7)	2.39%

Jay Moorin	Common Stock	5,848,058	(8)	8.29%

All Officers and Directors	Common Stock	48,862,966	(9)	51.66%
As a Group (5 persons)

Teton Ltd. (4)	Common Stock	15,008,101	(10)	18.51%

Ballindine Limited (11)	Common Stock	6,130,780	(12)	8.39%

MSFG Investments Inc. (13)	Common Stock	4,444,445		6.30%

TR Energy, Inc. (14)	Common Stock	4,200,000		5.95%

* Less than 1%.

(1) The address is c/o Pegasi Energy Resources Corporation, 218 N. Broadway, Suite 204, Tyler, Texas 75702.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 70,539,499 shares issued and outstanding on April 1, 2015.

(4) Messrs. Neufeld and Sudderth are co-owners, executive officers and directors of Teton Ltd.

(5) Includes 100,000 shares of common stock underlying warrants and 3,941,154 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 210,000 shares of common stock underlying warrants held by Teton Ltd. and 10,318,101 shares of common stock issuable upon conversion of debt held by Teton Ltd.  Mr. Neufeld disclaims 50% of the shares held by Teton Ltd., which corresponds to his 50% ownership interest in the entity.  Does not include shares of common stock issuable upon conversion of a secured convertible note and certain warrants due to exercise limitations contained therein.

(6) Includes 2,941,153 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.  Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 210,000 shares of common stock underlying warrants held by Teton Ltd. and 10,318,101 shares of common stock issuable upon conversion of debt held by Teton Ltd.  Mr. Sudderth disclaims 50% of the shares held by Teton Ltd., which corresponds to his 50% ownership interest in the entity.  Does not include shares of common stock issuable upon conversion of a secured convertible note and certain warrants due to exercise limitations contained therein.

(7) Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(8) Includes 268,692 shares of common stock owned by the 2011 Grantor Retained Annuity Trust of Jay Moorin, of which Mr. Moorin is Trustee.  Does not include shares of common stock issuable upon conversion of a secured convertible note or upon exercise of warrants due to exercise limitations contained therein.

(9) Includes 100,000 shares of common stock issuable upon conversion of warrants and 13,419,307 shares of common stock underlying options that are currently exercisable or exercisable within 60 days. Also includes 4,200,000 shares of common stock held by TR Energy, Inc., 4,480,000 shares of common stock held by Teton Ltd., 268,692 shares of common stock owned by the 2011 Grantor Retained Annuity Trust of Jay Moorin, 210,000 shares of common stock underlying warrants held by Teton Ltd. and 10,318,101 shares of common stock issuable upon conversion of debt held by Teton Ltd.  Does not include shares of common stock issuable upon conversion of a secured convertible note or upon exercise of warrants due to exercise limitations contained therein.

(10) Includes 210,000 shares of common stock underlying warrants and 10,318,101 shares of common stock issuable upon conversion of debt held by Teton Ltd. As of April 1, 2015, Teton Ltd. had $5,792,957 of outstanding principal and $2,239,960 of accrued interest that is convertible into shares of common stock at a conversion price of $1.20 per share, $1,194,689 of outstanding principal and $461,912 of accrued interest that is convertible into shares of common stock at a conversion price of $1.60 per share and $1,173,000 of outstanding principal and $380,176 of accrued interest that is convertible into shares of common stock at a conversion price of $0.60 per share.

(11) John Wright, director of the Aile Limited, the corporate director of the investor, has voting and investment control over shares owned by this entity.  The address of this shareholder is Heritage Hall, Me Marchant St., St. Peter Port, Guernsey G41 6H7.

(12) Includes 2,502,780 shares of common stock issuable upon conversion of warrants.

(13) Mehdi Shams has voting and investment control over shares owned by this entity.  The address of this shareholder is Unicapital (London) Ltd., 6th Floor, 23 Buckingham Gate, London SWIE 6LB, United Kingdom.

(14) Mike Neufeld and William Sudderth have voting and investment control over shares owned by this shareholder.  The address of this entity is PO Box 479, Tyler, Texas 75710.

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

Effective January 1, 2007, PERC, entered into a five-year lease agreement with Marion Swamp Fox L.P. providing for the use of office space.  On July 1, 2008 the lease for office space was amended to include additional office space and the lease payments were increased from $750 per month to $4,500 per month for the remaining term.  This lease expired January 1, 2012 and is now on a month-to-month basis. The total lease payments over the entire term of the lease equal $364,500.  Marion Swamp Fox LP is owned by Messrs. Neufeld, Sudderth.

POI, PERC, TR Rodessa, and 59 Disposal, had each executed a promissory note dated May 21, 2007, payable to Teton, an entity owned by Messrs. Neufeld and Sudderth, each an executive officer of the Company, in the original principal amount of $5,579,847.  The note evidences the combined total of prior working capital loans Teton made to PERC and its subsidiaries over the previous two years.  The note accrued interest at eight percent (8%) per annum. Additional funds totaling $1,095,000 were added to the note during 2009.  On June 1, 2010 a Promissory (Teton Renewable Note) note was executed to renew and extend the original promissory note dated May 21, 2007.  The renewal note’s principal balance of $6,987,646 is the total of the outstanding principal of $5,952,303 and accrued and unpaid interest of $1,035,343 on the original note.  Accrued interest and principal is due on the notes maturity date of December 31, 2015.  Under the terms of a memorandum of understanding dated May 21, 2007, between the Company and Teton, Teton has the right to convert that original amount into shares of common stock at any time after May 21, 2008 at $1.20 per share.  An amendment to the promissory note was executed on March 3, 2009 that gave Teton the right to convert the additional funds into shares of common stock at $1.60 per share. Upon the closing of 59 Disposal in 2012 its share of the note payable was transferred to PERC. The largest aggregate amount of principal outstanding during 2014 was $6,987,646 (See Note 7).  Interest expense on the note during 2014 was $559,016.

On October 14, 2009, PERC executed a promissory note payable to Teton that would allow the Company to receive up to $1,000,000.  On March 2, 2010 an amendment to the promissory note was executed that provided additional funds available of $1.5 million.  The note was amended on April 2, 2011, granting Teton the right to convert the outstanding balance on the note including accrued interest into shares of common stock at a fixed conversion price of $0.60 per share.  As of December 31, 2014, PERC had received $1,173,000 related to this note.  The accrued interest and outstanding principal are due on the maturity date of December 31, 2015.  Interest expense on this note during 2014 was $73,312.

In addition, at December 31, 2014 and 2013, PERC owed TR Energy an amount of $127,652 and $122,566, respectively, in connection with our purchase of a 20% undivided interest in their pipelines and disposal well.  TR Energy is owned by Messrs. Neufeld and Sudderth.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2014 and 2013, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were approximately $99,000 and $92,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2014 and 2013 for audit related services.

Tax Fees
Our independent registered public accounting firm did not bill us during fiscal years ended December 31, 2014 and 2013 for tax related services.

All Other Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2014 and 2013 for other services.  During the years ended December 31, 2014 and 2013, there were no amounts billed for other services.

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

4.01	Form of Warrant, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference.

10.01	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2007 and incorporated herein by reference.

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

10.04	2010 Incentive Stock Option Plan, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010 and incorporated herein by reference.

10.05
Form of Renewal Promissory Note, issued to Teton, Ltd. on May 21, 2007, filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.06
Form of Amendment to Renewal Promissory Note, effective as of May 21, 2008, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

10.07
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

10.15
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

10.16
Form of Third Amendment to Promissory Note, effective as of April 1, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011 and incorporated herein by reference.

10.17
Form of Fifth Amendment to Promissory Note, effective as of April 2, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011 and incorporated herein by reference.

10.18
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

10.20
Form of Sixth Amendment to Promissory Note, effective as of June 23, 2011, by and among Pegasi Energy Resources Corporation, Pegasi Operating Inc., TR Rodessa, Inc., 59 Disposal, Inc. and Teton, Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2011 and incorporated herein by reference.

10.21
Form of Warrant, issued September 10, 2012 by Pegasi Energy Resources Corporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference.

10.22
Employment Agreement, by and between Pegasi Energy Resources Corporation and Jonathan Waldron, dated October 5, 2012, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012 and incorporated herein by reference.

10.23
Form of Subscription Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated December 20, 2013, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013 and incorporated herein by reference.

10.24
Form of Registration Rights Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated December 20, 2013, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013 and incorporated herein by reference.

10.25
Form of Warrant, issued December 20, 2013, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2013 and incorporated herein by reference.

10.26
Form of Securities Purchase Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.

10.27	Form of Secured Convertible Note, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.

10.28	Form of Common Stock Purchase Warrant, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.

10.29
Form of Registration Rights Agreement, by and between Pegasi Energy Resources Corporation and the purchasers named therein, dated January 9, 2015, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.

10.30
Form of Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Production, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.

10.31	Form of Guarantee, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.

10.32
First Supplement, Amendment and Restatement of Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Production, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.

10.33	Form of Omnibus Amendment Agreement, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference.

10.34	Form of Amended and Restated Guarantee, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference.

14.01	Code of Ethics, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010 and incorporated herein by reference.

21.01	List of subsidiaries, filed as an exhibit to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by reference.

23.01	Consent of James E. Smith & Associates, Independent Petroleum Engineers

23.02	Consent of Whitley Penn LLP

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Reserve Report of James E. Smith & Associates, Independent Petroleum Engineers

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: April 3, 2015	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: April 3, 2015	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL NEUFELD	Chief Executive Officer and Director	April 3, 2015
Michael Neufeld

/s/ JONATHAN WALDRON	Chief Financial Officer	April 3, 2015
Jonathan Waldron

/s/ JAY MOORIN	Director	April 3, 2015
Jay Moorin

/s/ OLIVER WALDRON	Director	April 3, 2015
Oliver Waldron