Form 10-Q
period 2015-03-31
Pegasi Energy Resources Corporation.
filed 2015-05-15
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

There were 70,539,499 shares of the registrant's common stock outstanding as of May 8, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,402,440	$373,506
Accounts receivable, trade	188,075	385,334
Accounts receivable, related parties	44,502	40,002
Joint interest billing receivable, related parties, net	32,458	58,727
Joint interest billing receivable, net	22,381	17,280
Other current assets	31,400	36,963
Total current assets	1,721,256	911,812

Property and equipment:
Equipment	67,435	67,435
Pipelines	981,340	981,933
Leasehold improvements	7,022	7,022
Vehicles	28,563	56,174
Office furniture	89,961	89,961
Total property and equipment	1,174,321	1,202,525
Less accumulated depreciation	(550,449)	(557,160)
Property and equipment, net	623,872	645,365

Crude oil and natural gas properties:
Costs subject to amortization	22,057,791	21,391,472
Costs not subject to amortization	11,774,866	12,337,167
Total crude oil and natural gas properties	33,832,657	33,728,639
Less accumulated amortization	(2,546,600)	(2,468,546)
Crude oil and natural gas properties, net	31,286,057	31,260,093

Other assets:
Restricted cash – drilling program	258,432	347,129
Deferred financing costs	81,251	10,000
Certificates of deposit	78,691	78,665
Easements	34,848	34,848
Total other assets	453,222	470,642

Total assets	$34,084,407	$33,287,912

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$12,906	$5,673
Accounts payable	788,485	999,554
Accounts payable, related parties	3,567,123	3,450,175
Revenue payable	370,679	460,618
Interest payable, related party	3,083,237	2,923,980
Liquidated damages payable	51,016	48,808
Other payables	27,020	40,780
Convertible note payables, net	740,361	-
Current portion of notes payable and capital leases	4,953	6,740
Notes payable, related party	8,160,646	8,160,646
Total current liabilities	16,806,426	16,096,974

Drilling prepayments	258,432	347,129
Notes payable and capital leases	2,019	2,493
Asset retirement obligations	903,510	891,092
Total liabilities	17,970,387	17,337,688

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 70,539,499 and 70,539,499 shares issued and outstanding, respectively	70,540	70,540
Additional paid-in capital	55,209,385	52,894,835
Accumulated deficit	(39,165,905)	(37,015,151)
Total stockholders' equity	16,114,020	15,950,224

Total liabilities and stockholders' equity	$34,084,407	$33,287,912

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months
	Ended March 31,
	2015	2014
Revenues:
Crude oil and natural gas	$156,589	$484,781
Condensate and skim oil	4,608	9,189
Transportation and gathering	35,734	70,958
Total revenues	196,931	564,928

Operating expenses:
Lease operating expense	161,752	209,151
Pipeline operating expenses	65,517	57,662
Amortization and depreciation	98,955	132,212
General and administrative	660,731	3,857,168
Total operating expenses	986,955	4,256,193
Loss from operations	(790,024)	(3,691,265)

Other income (expense):
Interest income	26	26
Interest expense	(923,353)	(158,680)
Warrant modification expense	(439,550)	(2,642,266)
Other income (expense), net	2,147	(1,845)
Total other expense, net	(1,360,730)	(2,802,765)

Loss from operations before income tax expense	(2,150,754)	(6,494,030)

Income tax expense	-	-

Net loss	$(2,150,754)	$(6,494,030)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.03)	$(0.09)

Weighted average shares outstanding – basic and diluted	70,539,499	68,751,130

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(2,150,754)	$(6,494,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	98,955	132,212
Accretion of discount on asset retirement obligations	12,418	8,968
Stock based compensation	-	3,091,270
Common stock issued for consulting services	-	72,000
Gain on sale of equipment	(4,100)	-
Interest expense related to convertible note	763,535	-
Warrant modification expense	439,550	2,642,266
Changes in operating assets and liabilities:
Accounts receivable, trade	197,259	(63,675)
Account receivable, related parties	(4,500)	(4,500)
Joint interest billing receivable, related parties, net	26,269	105,393
Joint interest billing receivable, net	(5,101)	(112,963)
Other current assets	5,563	(1,660)
Accounts payable	(152,244)	139,572
Accounts payable, related parties	116,948	135,302
Revenue payable	(89,939)	115,244
Interest payable, related parties	159,257	158,079
Liquidated damages payable	2,208	1,850
Other payables	(13,760)	2,127
Net cash used in operating activities	(598,436)	(72,545)

Investing Activities
Additions to certificates of deposit	(26)	(26)
Purchases of property and equipment	-	(8,373)
Proceeds from sale of property and equipment	4,693	-
Purchase of oil and gas properties	(162,844)	(485,557)
Net cash used in investing activities	(158,177)	(493,956)

Financing Activities
Payments on notes payable and capital leases	(2,261)	(2,110)
Cash overdraft	7,233	(255,592)
Proceeds from convertible notes	1,875,000	-
Deferred financing costs on convertible note	(94,425)	-
Proceeds from sale of common stock, net of offering costs	-	694,900
Net cash provided by financing activities	1,785,547	437,198

Net increase (decrease) in cash and cash equivalents	1,028,934	(129,303)
Cash and cash equivalents at beginning of period	373,506	2,467,761
Cash and cash equivalents at end of period	$1,402,440	$2,338,458

See Note 5 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

1.   NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC” or the “Company”) is an independent energy company engaged in the exploration for, and production of, crude oil and natural gas.  The Company’s focus is on the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  The Company’s business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa oil field. The Company believes that it is uniquely familiar with the history and geology of the project area based on its collective experience in the region as well as through its development and ownership of a large proprietary database, which details the drilling history of the project area since 1980.  In 2012, the Company drilled the Morse #1-H well targeting the Bossier formation and completed it using hydraulic fracture stimulation techniques.  The Morse #1-H is the first such horizontal well completed in the Rodessa field and the Company believes that implementing the latest proven drilling and completion techniques to exploit its geological insight in the Cornerstone Project area will enable it to find significant crude oil and natural gas reserves.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with PERC’s audited consolidated financial statements for the year ended December 31, 2014, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on April 3, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in the Company’s 2014 annual consolidated financial statements, have been omitted.

b) Going Concern

The Company has incurred operating losses for over seven years and has negative cash flows from operations.  It also has an accumulated deficit of $39,165,905 as of March 31, 2015.  As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its debt and working capital obligations.

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

Although the Company raised net proceeds of $1.78 million in the first quarter of 2015, if the Company is not able to obtain additional or alternative financing on a timely basis and is unable to generate sufficient revenues and cash flows, it will be unable to meet its capital requirements and will be unable to continue as a going concern.  The financial statements do not include any adjustments to reflect that may be necessary if the Company is unable to continue as a going concern.

c)  Principles of Consolidation

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

 d)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  During the three months ended March 31, 2015 and March 31, 2014, the Company recognized $-0- and $3,091,270, respectively, of stock-based compensation, which has been recorded as a general and administrative expense in the consolidated statements of operations. Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

e)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months ended March 31, 2015 and 2014, the Company had potentially dilutive shares of 69,133,437 and 50,452,205, respectively, that were excluded from the earnings per share calculation because their impact would be anti-dilutive. For the three months ended March 31, 2015 and 2014, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents is anti-dilutive.

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

g) Certificates of Deposit

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our crude oil and natural gas properties in Texas.  As of March 31, 2015 and December 31, 2014, the balance of the certificates of deposit totaled $78,691 and $78,665, respectively.

h) New Accounting Pronouncements

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Recently, the FASB voted to propose a one-year deferral of the effective date while at the same time permitting entities to adopt the standard on the original effective date if they choose.  If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017.  Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method the Company will adopt by which it will implement the standard.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 seeks, in part, “to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of the financial statements”. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discount, however, the recognition and measurement guidance for debt issuance costs are not affected. This standard is effective for fiscal years beginning after December 15, 2015 for public business entities, and interim periods within those fiscal years.  Management is currently evaluating the impact of the pending adoption of ASU 2015-03 on the Company’s consolidated financial statements

3.  SENIOR SECURED CONVERTIBLE NOTES

In January 2015, the Company entered into securities purchase agreements (the “Securities Purchase Agreement”) with certain accredited investors (“Investors”) whereby the Company issued and sold to the Investors 12% Senior Secured Convertible Notes (“Notes”) in the aggregate amount of $875,000 and warrants (“Warrants”) to purchase up 2,430,555 shares of the Company’s common stock.

To secure the Company’s obligations under the Notes, the Company granted the Investors a security interest in certain assets of Pegasi Energy Resources Corporation, as Texas corporation and one of the Company’s subsidiaries (“Pegasi Texas”) pursuant to a Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Production, as amended (the “Security Agreement”).  In addition, pursuant to a guarantee (the “Guarantee”), Pegasi Texas agreed to guarantee the punctual payment, as and when due and payable, of all amounts owed by the Company in respect of the Securities Purchase Agreement, the Notes and the other transaction documents executed in connection with the Securities Purchase Agreement.  As well, the Company granted the Investors certain registration rights pursuant to a registration rights agreement, pursuant to which the Company is obligated to file a registration statement registering for resale the common stock issuable upon conversion of the Notes and exercise of the Warrants no later than May 9, 2015 (the “Registration Rights Agreement”).  The obligation to file a registration statement was met on May 7, 2015.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

The Notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the investor, at the lower of (i) $0.12 or (ii) the higher of (x) $0.09 or (y) the volume weighted average price of our common stock for the 10 trading days immediately preceding the date of conversion, subject to adjustment upon certain events, as set forth in the Note.  The discount attributable to the fair value of the beneficial conversion feature was $740,361, which represents the residual value remaining after determining the fair value of the Warrants.  Because the Notes are convertible any time at the option of the Investor, the discount for the beneficial conversion feature has been recognized in full as interest expense and recorded as general and administrative expense in the consolidated statements of operations.

The Company has the right, at any time after the date that the Registration Statement is declared effective, to redeem some or all of the outstanding Notes, upon 30 days prior written notice.  If the Notes are redeemed prior to the first anniversary of issuance, the redemption price shall equal 110% of the amount of principal and interest being redeemed.

The Warrants are exercisable, at the option of the investor, for seven (7) years after issuance, in whole or in part, at an exercise price equal to the lower of (i) $0.132 or (ii) the higher of (x) $0.06 or (y) 110% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the date of exercise, subject to adjustment upon certain events, as set forth in the Warrant.  The discount attributable to the fair value of the Warrants is $1,134,639 and was calculated using a Black-Scholes option pricing model.  The discount will be amortized through January 9, 2016, which is the date that the Notes are first due upon written demand of the Investors.  The amortization expense will be recorded as interest expense in the consolidated statements of operations beginning in the quarter ending June 30, 2015.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$903,510	$903,510

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$891,092	$891,092

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the three months ended March 31, 2015 and 2014:

	2015	2014
Beginning Balance - January 1,	$891,092	$674,092
Accretion expense	12,418	8,968
Liabilities settled	-	(8,261)
Revisions to estimates	-	36,142
Balance at March 31,	$903,510	$710,941

In accordance with the reporting requirements of FASB ASC Topic No. 825, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of debt approximates market value due to the use of market interest rates.

5.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the quarter ended March 31:

	2015	2014

Oil and gas assets financed through account payables	$76,301	$323,207

Asset retirement obligation settled	$-	$27,881

Discount on convertible debt related to the fair value of warrants issued	$1,134,639	$-

The following is supplemental cash flow information for the quarter ended March 31:

	2015	2014
Cash paid during the period for interest	$561	$601
Cash paid during the period for taxes	$-	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

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

Stock Options Forfeited

During the three months ended March 31, 2015, there were forfeited stock options for 516,093 shares of common stock due to termination of employment and/or death of optionee of various option holders according to the terms of their respective stock option agreements.

There were no options granted and vested during the three months ended March 31, 2015.

A summary of option activity during the three months ended March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	16,750,000	$0.66
Options granted	-	-
Options forfeited	(516,093)	0.49
Outstanding at March 31, 2015	16,233,907	$0.67

A summary of stock options outstanding as of March 31, 2015 is as follows:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	900,000	1.76	900,000
$0.42	806,190	1.76	806,190
$0.50	283,306	1.76	283,306
$0.55	363,636	1.76	363,636
$0.50	616,600	3.77	616,600
$0.79	7,000,000	3.77	7,000,000
$0.55	3,000,000	3.77	3,000,000
$0.50	264,175	3.77	264,175
$0.66	3,000,000	3.77	3,000,000
	16,233,907		16,233,907

Based on the Company's stock price of $0.19 at March 31, 2015, the options outstanding had an intrinsic value of $0.  Based on the Company’s stock price of $0.80 at March 31, 2014, the options outstanding had an intrinsic value of $2,211,579.

Total options exercisable at March 31, 2015 amounted to 16,233,907 shares and had a weighted average exercise price of $0.67.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

7.  WARRANTS OUTSTANDING

Warrants Modified

In connection with the Senior Secured Convertible Notes issued on March 27, 2015, as described in footnote 3 above, the Company entered into the Amendment with the Investors, to amend the Securities Purchase Agreement to increase the Warrant ratio from 33% to 100%.

The Company issued all the Investors additional Warrants (the “Consideration Warrants”) to purchase 4,861,116 shares of common stock, so that the Warrants, together with the Consideration Warrants, equaled the new warrant ratio of 100%.  The consideration warrants were issued as of March 27, 2015 and have a seven year term.   There was no change in the exercise price formula from the original agreement or in the term of the warrants.   However, in accordance with the Amendment as described in Footnote 3, the warrants are now exercisable on a cashless basis at all times.

The modification resulted in warrant modification expense of $439,550, which was recorded in the quarter ended March 31, 2015. This modification was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before			After
Risk free rates	1.679%	to	1.683%	1.679%	to	1.730%
Dividend yield	0%			0%
Expected volatility	100.85%	to	100.94%	100.85%	to	102.90%
Remaining term (years)	6.795 years	to	6.808 years	6.795 years	to	7.000 years

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	16,459,619	19,679,649	$0.80
Warrants cancelled under modification	(2,430,555)	(2,430,555)	0.13
Warrants issued under modification	9,722,226	9,722,226	0.13
Warrants issued	8,333,334	8,333,334	0.13
Warrants exercised	-	-	-
Outstanding at March 31, 2015	32,084,624	35,304,654	$0.49

The outstanding warrants at March 31, 2015 had an intrinsic value of $1,046,875.    All of the 32,084,624 warrants outstanding at March 31, 2015 are exercisable and expire at various dates between September 2015 and March 2022.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

8.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile natural gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Business segment revenue:
Crude oil and natural gas	$156,589	$484,781
Condensate and skim oil	4,608	9,189
Transportation and gathering	35,734	70,958
Total revenues	$196,931	$564,928

Business segment profit (loss):
Crude oil and natural gas	$(84,084)	$163,179
Condensate and skim oil	4,608	9,189
Transportation and gathering	(60,662)	(13,768)
General corporate	(649,886)	(3,849,865)
Loss from operations	$(790,024)	$(3,691,265)

Amortization and depreciation:
Crude oil and natural gas	$78,921	$112,451
Transportation and gathering	17,570	16,787
General corporate	2,464	2,974
Total amortization and depreciation	$98,955	$132,212

	Three Months Ended March 31,
	2015	2014
Capital expenditures:
Crude oil and natural gas	$104,018	$291,372
Transportation and gathering	-	4,052
General corporate	-	4,321
Total capital expenditures	$104,018	$299,745

	March 31,	December 31,
	2015	2014
Business segment assets:
Crude oil and natural gas	$32,891,327	$31,791,516
Transportation and gathering	661,241	697,075
General corporate	531,839	799,321
Total assets	$34,084,407	$33,287,912

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

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

At March 31, 2015, management reevaluated the status of the registration statement and determined an accrual of $51,016 was sufficient to cover any potential payments for liquidated damages and the related accrued interest.  The damages are reflected as liquidated damages payable of $51,016 and $48,808 in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.   The difference of $2,208 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

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

Company Overview

We are an independent energy company engaged in the exploration for, and the production of, crude oil and natural gas.  Our strategy is to employ modern drilling and completion techniques to redevelop formations that have been proven by historical production to be hydrocarbon reservoirs in a mature field.  We are exclusively focused on the redevelopment of the Rodessa oilfield of East Texas.  The Rodessa oil field has to date produced over 400 million barrels of crude oil and 2.3 trillion cubic feet of natural gas from over 2,000 producing wells. First developed in the 1930’s, this field has historically been the domain of small independent operators and is not a legacy field for any major oil company.  We have been active in the region for over a decade, and in this time, we have developed a proprietary technical database from the Rodessa oilfield’s extensive drilling history, which gives us a superior insight into the multiple proven reservoirs that are available for development.  The drilling and production history of the oilfield has proven the productivity of multiple horizons, including the Rodessa, Pettit, Travis Peak, Cotton Valley, Bossier and Cotton Valley Limestone.  We have a longstanding commitment to this region where mineral ownership is highly fragmented and believe that the strength of our local relationships is a critical factor in acquiring mineral leases.  We currently hold interests in properties located in Cass and Marion Counties, Texas.

Our development strategy, in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. By focusing on a mature proven field, we believe that we can significantly reduce the geological risk of our projects.  We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position by utilizing the latest “best in class” drilling and completion techniques. We believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in this mature oil field will enable us to develop significant crude oil and natural gas resources that were not amenable to development with the technology available to earlier developers.

Plan of Operations

Our corporate strategy can be thought of in terms of the acquisition of leases and the development of resources on leased acreage.

Acquisition of Leases in the Cornerstone Project area

As of May 1, 2015, our leasehold position is approximately 23,460 gross acres and 6,695 net acres.

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

Development of Resources in the Cornerstone Project area

Our acreage is located in a region that has historically proven highly productive. There are multiple target formations available for development on our leased acreage. These include the natural gas and condensate bearing Travis Peak, the crude oil and natural gas bearing upper Cotton Valley sands, the crude oil bearing Bossier sands and the crude oil bearing Cotton Valley Limestone. Approximately 62% of our net leased acreage is currently undeveloped (approximately 4,183 undeveloped net acres of a total of 6,695 net acres as of May 1, 2015).

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  The low permeability crude oil bearing Bossier and Cotton Valley Limestone formations are amenable to development using the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The production rate subsequently decreased and we recorded an average production rate of 13 Bbl/day of crude oil during March 2015. The decrease in the production rate has been irregular and we have observed several instances of unexpected, sustained surges in production, typically resulting in a doubling of production volume over three-day periods.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We believe that the successful production of crude oil from the Morse #1-H, which has produced a cumulative total of approximately 43,250 Bbls of crude oil through May 1, 2015, supports our development strategy for the Bossier/Cotton Valley Limestone. We have gained a substantial amount of knowledge and experience from the drilling, completion and production of the Morse #1-H well that will enable us to improve the design and execution of our next planned horizontal well. Having proven our development model, we now plan to drill wells with longer laterals involving 15 or more frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7 million. We are not currently capitalized to drill a program of such wells and are actively engaged in seeking the necessary finance to fund a drilling program to develop the Bossier/Cotton Valley Limestone.

•
Vertical Wells. Our secondary priority is to drill vertical wells to develop shallower formations, such as the Travis Peak and Cotton Valley.  The Haggard A & B wells, which offset the Norbord #1 discovery of 2010 and were completed in 2013 and 2012, respectively, fall into this category and have proven highly productive of natural gas and condensate.  In August 2014, we concluded a participation agreement with Pacific World Energy (“PWE”) for the drilling of up to 10 wells on our leased acreage in Marion County. On October 1, 2014, we spudded the first vertical well of this program, the Huntington #4.  Drilling reached a final depth of 9,300 feet, production casing of 4 ½” was set and cemented at 9,300 feet and the drilling rig was released on October 27, 2014. Analysis of the well log identified in excess of 175' of gross pay over multiple Cotton Valley and Travis Peak zones. In light of the precipitous decline in energy prices, PWE postponed completion of the well in the first quarter. Having now analyzed the drilling results and with energy prices recovering, we have renewed discussion of the completion procedure for this well with PWE.

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summarized Consolidated Results of Operations

	2015	2014	(Decrease)
Total revenues	$196,931	$564,928	$(367,997)
Total operating expenses	986,955	4,256,193	(3,269,238)
Loss from operations	(790,024)	(3,691,265)	(2,901,241)
Total other expenses, net	(1,360,730)	(2,802,765)	(1,442,035)
Net loss	$(2,150,754)	$(6,494,030)	$(4,343,276)

Revenues:  Total revenues for the quarter ended March 31, 2015 were $196,931, compared to $564,928 for the quarter ended March 31, 2014. The decrease of $367,997 in total revenues for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 was primarily driven by falling energy prices and declining production volumes resulting in a decrease of $179,368 in crude oil revenue and a decrease of $148,824 in natural gas revenue, compounded by a $35,224 decrease in transportation and gathering revenue.

Crude oil revenue for the quarter ended March 31, 2015 was $65,863, compared to $245,231 for the quarter ended March 31, 2014. The $179,368 decrease represented a 73% decline in crude oil revenue, which was driven by a 42% decrease in crude oil volume and a 54% decline in the realized crude oil sales price from $95.37 per barrel for the quarter ended March 31, 2014 to $44.27 per barrel for the quarter ended March 31, 2015. The primary reasons for the decline in crude oil volume between the quarters ended March 31, 2014 and 2015 were:

•	The production rate of the Morse #1-H well declined from 2014 to 2015, resulting in a net decrease of $75,539 in crude oil revenue; and
•
The Haggard A and Huntington 1 wells had minimal production during the quarter ended March 31, 2015 due to work-overs being performed, but those wells generated $54,005 in crude oil revenue during the quarter ended March 31, 2014.

Natural gas revenue for the quarter ended March 31, 2015 was $90,726, compared to $239,550 for the quarter ended March 31, 2014. This decrease of $148,824 was due to a 44% decrease in the realized natural gas price and a 32% decrease in natural gas volume. We received a realized sales price of $4.90 per MCF for the quarter ended March 31, 2014 compared to $2.73 per MCF for the quarter ended March 31, 2015. The production rates of the Haggard A and Huntington 1 wells declined for the comparative quarters due to work-overs during the quarter ended March 31, 2015, resulting in decreases in natural gas revenue of $132,497 and $29,060, respectively.  These decreases were somewhat offset by small increases in the production rates of other wells.

Expenses:  Total operating expenses for the quarter ended March 31, 2015 were $986,955, compared to $4,256,193 for the quarter ended March 31, 2014.  This change was primarily a result of decreases in general and administrative expenses, together with small decreases in lease operating expenses and amortization and depreciation expenses.

•
General and Administrative Expense:  There was a $3,196,437 decrease in general and administrative expense to $660,731 for the quarter ended March 31, 2015, from $3,857,168 for the quarter ended March 31, 2014, primarily due to a decrease of $3,091,270 in stock-based compensation.  There was an issuance of stock-based compensation in the quarter ended March 31, 2014, but no stock-based compensation in the quarter ended March 31, 2015.  The compensation resulted from the issuance of stock options to selected employees, executives, and directors as well as a modification of certain outstanding options granted under our stock option plans to extend the expiration date.

In addition, investor relations consulting fees of $112,000 were incurred for the quarter ended March 31, 2014, whereas no such expense was recorded for the same period in 2015.  These decreases were offset by an increase of $52,944 in investor funding expenses during the quarter ended March 31, 2015, which were incurred in connection with the convertible note financing.  There was no such expense recorded for the same period in 2014.

•
Lease Operating Expense:  Total lease operating expense for the quarter ended March 31, 2014 was $209,151, compared to $161,752 for the quarter ended March 31, 2015.  The decrease of $47,399 in lease operating expense is primarily the result of the decline in sales prices and volume of production.  Marketing charges and production taxes are dependent on production volumes and energy prices, as well as some of the other lease operating expenses.  Two of our strongest producing wells in the first quarter of 2014, the Morse #1-H and the Haggard A, whose production significantly decreased in the first quarter of 2015, had an aggregate decrease in lease operating expenses of $28,858 from the comparative quarter in 2014.  In addition, the Fee #675 well had $19,014 in lease operating expenses for workover costs in the quarter ended March 31, 2014, whereas its costs for comparable quarter in 2015 were only $8,462, resulting in a decrease of $10,552.

•
Amortization and Depreciation Expense:  Total amortization and depreciation for the quarter ended March 31, 2015 was $98,955, compared to $132,212 for the quarter ended March 31, 2014. The decrease of $33,257 was largely a consequence of the reduced rate of production.

Other Income (Expenses):  Total other expenses for the quarter ended March 31, 2014 was $2,802,765, compared to $1,360,730 for the quarter ended March 31, 2015, representing a decrease of $1,442,035.  The primary reason for the decrease was warrant modification expense of $2,642,266 incurred in the first quarter of 2014, whereas the warrant modification expense was $439,550 in the first quarter of 2015, resulting in a decrease of $2,202,716.  During the first quarter of 2014, a warrant modification offer to investors of warrants issued in 2011 through 2013 was closed on March 31, 2014.  This warrant modification extended the expiration terms of their warrants by three years in exchange for an increase in the exercise price of the warrants.  The warrant modification offer in the first quarter of 2015 was only to investors that acquired warrants in January 2015, and the warrant modification resulted in the issuance of additional warrants in exchange for modifying certain terms of the transaction documents relating to the January 2015 financing. This decrease was offset by an increase in interest expense of $740,361 in the quarter ended March 31, 2015, resulting from the immediate expensing of the discount for the beneficial conversion feature associated with the convertible debt financing.  There was no such corresponding interest expense in the quarter ended March 31, 2014.

Net Loss:  As a result of the above described revenues and expenses, we incurred a net loss of $2,150,754 for the quarter ended March 31, 2015, as compared to a net loss of $6,494,030 for the quarter ended March 31, 2014.

Liquidity and Capital Resources

We held $1,402,440 in cash at March 31, 2015, and net cash of $1,389,534 after an overdraft of $12,906 was deducted.  By comparison, we held $373,506 in cash at December 31, 2014, which when netted against an overdraft of $5,673, gave us net cash of $367,833. The increase in cash was a consequence of obtaining new financing during the quarter ended March 31, 2015.

Going Concern Consideration

In their report dated April 3, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to incurring operating losses for several years and having negative cash flows from operations.   In addition, we have an accumulated deficit of $39,165,905 as of March 31, 2015 and require additional financing to fund future operations.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

Our operations have not been sufficient to generate cash flow to fund operations and we have financed our activities using equity and debt financings and drilling participations. Our cash flow from operations is sensitive to the prices paid for our crude oil and natural gas as well as to the quantities of crude oil and natural gas we sell.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  While we continually look for additional financing sources, in the current economic environment the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	2015	2014
Total cash provided by (used in):
Operating activities	$(598,436)	$(72,545)
Investing activities	(158,177)	(493,956)
Financing activities	1,785,547	437,198
Increase (decrease) in cash and cash equivalents	$1,028,934	$(129,303)

Cash Used in Operating Activities:  For the quarter ended March 31, 2015, cash used by operating activities was $598,436, compared to $72,545 used by operating activities for the quarter ended March 31, 2014, resulting in an increase in cash used by operations of $525,891.

The net loss of $2,150,754 for the quarter ended March 31, 2015 was a decrease of $4,343,276 from the net loss of $6,494,030 for the quarter ended March 31, 2014. Non-cash income and expense decreased by $4,636,358, to $1,310,358 for the quarter ended March 31, 2015, from $5,946,716 for the quarter ended March 31, 2014.

Non-cash expense incurred for stock-based compensation decreased to $0 for the quarter ended March 31, 2015, from $3,091,270 for the quarter ended March 31, 2014.  The compensation resulted from the issuance of stock options to selected employees, executives, and directors as well as a modification of certain outstanding options granted under our stock option plans to extend the expiration date.  There was a warrant modification expense of $2,642,266 for the extension of select warrant terms during the quarter ended March 31, 2014, compared to a warrant modification expense of $439,550 during the quarter ended March 31, 2015. The Company incurred $72,000 in non-cash expense for stock issued to consultants for the quarter ended March 31, 2014, whereas no such expense was incurred in the first quarter of 2015. Amortization and depreciation expense decreased by $33,257, from $132,212 for the quarter ended March 31, 2014, to $98,955 for the quarter ended March 31, 2015, primarily as a consequence of lower production volumes.  Interest expense related to convertible note financing of $763,535 was incurred for the quarter ended March 31, 2015 and was due to the immediate expensing of the discount for the beneficial conversion feature and amortization of the deferred financing costs.  There was no such interest expense or amortization for the quarter ended March 31, 2014.

In the quarter ended March 31, 2015, operating assets decreased by $219,490, compared to an increase of $77,405 for the quarter ended March 31, 2014, resulting in an improvement in cash flow of $296,895. Related party receivables decreased $26,269 in the quarter ended March 31, 2015, compared to a decrease of $105,393 for the quarter ended March 31, 2014, resulting in a decrease of $79,124 in cash flows.  Joint interest billings receivable increased $5,101 in the quarter ended March 31, 2015, compared to an increase of $112,963 in the quarter ended March 31, 2014, increasing the quarter on quarter cash flow by approximately $107,862. Trade accounts receivable decreased by $197,259 in 2015, whereas it increased by $63,675 in 2014, improving the cash flow comparison by $260,934.  The remaining changes in operating assets consisted of changes in accounts receivable, related parties and other assets, which decreased by approximately $1,063 in the first quarter 2015, compared to an increase of $6,160 in the corresponding period in 2014.

Operating liabilities increased by $22,470 for the quarter ended March 31, 2015, compared to an increase of $552,174 for the quarter ended March 31, 2014, resulting in a deterioration in cash flow of $529,704.  Revenue payable decreased $89,939 for the quarter ended March 31, 2015, compared to a $115,244 increase during the quarter ended March 31, 2014.  Accounts payable decreased by $152,244 for the quarter ended March 31, 2015, compared to an increase of $139,572 during the quarter ended March 31, 2014.  The remaining changes in other operating liabilities resulted in an increase in liabilities of $264,653 in the first quarter of 2015, compared to an increase of $297,358 in the first quarter of 2014. These consisted of increases in interest payable, related parties of $159,257, accounts payable, related parties of $116,948, and liquidated damages payable of $2,208, offset by decreases in other payables of $13,760, resulting in a decline in cash flow of $32,705.

Cash Used in Investing Activities: For the quarter ended March 31, 2015, cash used in investing activities was $158,177, compared to $493,956 for the quarter ended March 31, 2014, representing a decrease of $335,779. We spent $162,844 during the quarter ended March 31, 2015 on purchases of mineral leases, compared to $485,557 spent during the quarter ended March 31, 2014, resulting in a decrease of $322,713. In addition, there were no purchases of property and equipment during the quarter ended March 31, 2015, while there was $8,373 spent on the purchases of property and equipment during the quarter ended March 31, 2014.

Cash Provided by Financing Activities: For the quarter ended March 31, 2015, cash provided by financing activities totaled $1,785,547, compared to $437,198 for the quarter ended March 31, 2014, resulting in an increase of $1,348,349. In the first quarter of 2015, we received $1,780,575 in net proceeds from the sale of convertible notes, whereas no such financing occurred in first quarter of 2014.  In the quarter ended March 31, 2015, no proceeds were received from the sale of common stock and warrants, whereas in the quarter ended March 31, 2014, we received $694,900 in net proceeds from the sale of units of common stock and warrants. The remaining change in cash provided by financing activities for the quarter ended March 31, 2014 was primarily a result of a change in the cash overdraft. There was an increase of $7,233 in our cash overdrafts for the quarter ended March 31, 2015, whereas in the quarter ended March 31, 2014, there was a $255,592 decrease in our cash overdrafts, resulting in an increase of $262,825 in cash flow.

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

We expect that additional funds raised from future financing activities will be required to finance our operations for the next twelve months.  The extent of our drilling program in 2015 is dependent on our ability to raise additional capital and our participation partners providing funding as required.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We will also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

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

On March 27, 2015, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued and sold to the investor a $1,000,000 Note and Warrants to purchase 8,333,334 shares of common stock (the “Subsequent Investment”).  In connection therewith, the Guarantee was amended and restated to include the Subsequent Investment and we covenanted to file an amendment to the Security Agreement to include the Subsequent Investment.  In connection with the financing, we sold Notes in the aggregate principal amount of $1,875,000 and Warrants (including Consideration Warrants) to purchase 15,625,005 shares of common stock, resulting in net proceeds of approximately $1.78 million.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in our 2014 annual consolidated financial statements, have been omitted. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

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

Crude Oil and Natural Gas Properties

We use the full-cost method of accounting for our crude oil and natural gas producing activities, which are all located in Texas.  Accordingly, all costs associated with the acquisition, exploration, and development of crude oil and natural gas reserves, including directly-related overhead costs, are capitalized.

All capitalized costs of crude oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

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

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of crude oil and natural gas, in which case the gain or loss is recognized in the operating results of the respective period.

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

Natural gas imbalances are accounted for using the entitlement method.  Under this method, revenue is recognized only to the extent of our proportionate share of the natural gas sold.  However, we have no history of significant natural gas imbalances.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Recently, the FASB voted to propose a one-year deferral of the effective date while at the same time permitting entities to adopt the standard on the original effective date if they choose.  If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017.  We are currently evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method we will adopt by which to implement the standard.  We are studying the new standard and starting to evaluate and determine the impact the new standard will have on the timing of revenue recognition under our customer agreements. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 seeks, in part, “to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced, while maintaining or improving the usefulness of the information provided to users of the financial statements”. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discount, however, the recognition and measurement guidance for debt issuance costs are not affected. This standard is effective for fiscal years beginning after December 15, 2015 for public business entities, and interim periods within those fiscal years.  We are currently evaluating the impact of the pending adoption of ASU 2015-03 on our consolidated financial statements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of March 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2015, we sold Notes in the aggregate principal amount of $1,875,000 and Warrants (including Consideration Warrants) to purchase 15,625,005 shares of common stock, resulting in net proceeds of approximately $1.78 million.  The securities described above were offered and sold in reliance on Section 4(a)(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

PEGASI ENERGY RESOURCES CORPORATION

Date: May 15, 2015	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: May 15, 2015	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer