Form 10-Q
period 2015-06-30
Pegasi Energy Resources Corporation.
filed 2015-08-14
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

There were 70,539,499 shares of the registrant's common stock outstanding as of August 11, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$679,956	$373,506
Accounts receivable, trade	184,187	385,334
Accounts receivable, related parties	48,789	40,002
Joint interest billing receivable, related parties, net	78,638	58,727
Joint interest billing receivable, net	16,905	17,280
Other current assets	7,094	36,963
Total current assets	1,015,569	911,812

Property and equipment:
Equipment	67,435	67,435
Pipelines	981,340	981,933
Leasehold improvements	7,022	7,022
Vehicles	28,563	56,174
Office furniture	90,584	89,961
Total property and equipment	1,174,944	1,202,525
Less accumulated depreciation	(571,349)	(557,160)
Property and equipment, net	603,595	645,365

Crude oil and natural gas properties:
Costs subject to amortization	22,598,473	21,391,472
Costs not subject to amortization	11,335,678	12,337,167
Total crude oil and natural gas properties	33,934,151	33,728,639
Less accumulated amortization	(2,623,122)	(2,468,546)
Crude oil and natural gas properties, net	31,311,029	31,260,093

Other assets:
Restricted cash – drilling program	243,861	347,129
Deferred financing costs	60,699	10,000
Certificates of deposit	78,717	78,665
Easements	34,848	34,848
Total other assets	418,125	470,642

Total assets	$33,348,318	$33,287,912

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
Cash overdraft	$11,404	$5,673
Accounts payable	705,821	999,554
Accounts payable, related parties	3,703,107	3,450,175
Revenue payable	377,102	460,618
Interest payable, related parties	3,305,310	2,923,980
Liquidated damages payable	53,323	48,808
Other payables	18,007	40,780
Convertible note payables, net	1,107,690	-
Current portion of notes payable and capital leases	3,147	6,740
Notes payable, related party	8,160,646	8,160,646
Total current liabilities	17,445,557	16,096,974

Drilling prepayments	243,861	347,129
Notes payable and capital leases	1,521	2,493
Asset retirement obligations	915,927	891,092
Total liabilities	18,606,866	17,337,688

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 70,539,499 and 70,539,499 shares issued and outstanding, respectively	70,540	70,540
Additional paid-in capital	55,209,385	52,894,835
Accumulated deficit	(40,538,473)	(37,015,151)
Total stockholders' equity	14,741,452	15,950,224

Total liabilities and stockholders' equity	$33,348,318	$33,287,912

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenues:
Crude oil and natural gas	$160,561	$497,691	$317,150	$982,472
Condensate and skim oil	5,031	-	9,639	9,189
Transportation and gathering	33,112	72,325	68,845	143,283
Total revenues	198,704	570,016	395,634	1,134,944

Operating expenses:
Lease operating expense	188,585	231,255	350,338	440,406
Pipeline operating expenses	42,097	99,004	107,614	156,666
Amortization and depreciation	97,422	161,875	196,377	294,087
General and administrative	651,236	780,264	1,311,967	4,637,432
Total operating expenses	979,340	1,272,398	1,966,296	5,528,591
Loss from operations	(780,636)	(702,382)	(1,570,662)	(4,393,647)

Other income (expense):
Interest income	26	26	52	52
Interest expense	(589,651)	(158,475)	(1,513,003)	(317,155)
Warrant modification expense	-	-	(439,550)	(2,642,266)
Other expense, net	(2,307)	(1,933)	(159)	(3,778)
Total other expense, net	(591,932)	(160,382)	(1,952,660)	(2,963,147)

Loss from operations before income tax expense	(1,372,568)	(862,764)	(3,523,322)	(7,356,794)

Income tax expense	-	-	-	-

Net loss	$(1,372,568)	$(862,764)	$(3,523,322)	$(7,356,794)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.11)

Weighted average shares outstanding – basic and diluted	70,539,499	70,265,340	70,539,499	69,512,418

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(3,523,322)	$(7,356,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	196,377	294,087
Accretion of discount on asset retirement obligations	24,835	17,294
Stock based compensation	-	3,222,307
Common stock issued for consulting services	-	168,250
Gain on sale of equipment	(4,100)	-
Interest expense related to convertible note	1,156,970	-
Warrant modification expense	439,550	2,642,266
Changes in operating assets and liabilities:
Accounts receivable, trade	201,147	(213,265)
Account receivable, related parties	(8,787)	(4,418)
Joint interest billing receivable, related parties, net	(19,911)	8,344
Joint interest billing receivable, net	375	12,204
Other current assets	29,869	26,428
Accounts payable	(242,195)	(20,284)
Accounts payable, related parties	252,932	256,529
Revenue payable	(83,516)	(298,529)
Interest payable, related parties	381,330	316,158
Liquidated damages payable	4,515	3,783
Other payables	(22,773)	(8,428)
Net cash used in operating activities	(1,216,704)	(934,068)

Investing Activities
Additions to certificates of deposit	(52)	(53)
Purchases of property and equipment	(624)	(37,065)
Purchase of crude oil and natural gas properties	(257,050)	(692,727)
Proceeds from sale of property and equipment	4,693	-
Net cash used in investing activities	(253,033)	(729,845)

Financing Activities
Payments on notes payable and capital leases	(4,565)	(4,255)
Cash overdraft	5,731	(255,592)
Proceeds from convertible notes	1,875,000	-
Deferred financing costs on convertible note	(99,979)	-
Proceeds from sale of common stock, net of offering costs	-	694,900
Net cash provided by financing activities	1,776,187	435,053

Net increase (decrease) in cash and cash equivalents	306,450	(1,228,860)
Cash and cash equivalents at beginning period	373,506	2,467,761
Cash and cash equivalents at end of period	$679,956	$1,238,901

See Note 5 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

1.   NATURE OF OPERATIONS

Pegasi Energy Resources Corporation (“PERC” or the “Company”) is an independent energy company engaged in the exploration for, and production of, crude oil and natural gas.  The Company’s focus is on the development of a repeatable, low-geological risk, high-potential project in the active East Texas oil and gas region.  The Company’s business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa oilfield. The Company believes that it is uniquely familiar with the history and geology of the project area based on its collective experience in the region as well as through its development and ownership of a large proprietary database, which details the drilling history of the project area since 1980.  In 2012, the Company drilled the Morse #1-H well targeting the Bossier formation and completed it using hydraulic fracture stimulation techniques.  The Morse #1-H is the first such horizontal well completed in the Rodessa field and the Company believes that implementing the latest proven drilling and completion techniques to exploit its geological insight in the Cornerstone Project area will enable it to find significant crude oil and natural gas reserves.

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

b) Going Concern

The Company has incurred operating losses for over seven years and has negative cash flows from operations.  It also has an accumulated deficit of $40,538,473 as of June 30, 2015.  As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its debt and working capital obligations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow.  There is no assurance that financing will be available to the Company when needed or, if it is available, that it can be obtained on commercially reasonable terms.  Considering its financial condition, the Company may be forced to issue debt or equity at less favorable terms than would otherwise be available.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

 d)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  During the three months ended June 30, 2015 and June 30, 2014, the Company recognized $-0- and $131,036, respectively, of stock-based compensation.  During the six months ended June 30, 2015 and June 30, 2014, the Company recognized $-0- and $3,222,307, respectively, of stock-based compensation, which has been recorded as a general and administrative expense in the consolidated statements of operations. Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

e)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2015 and 2014, the Company had potentially dilutive shares of 67,521,543 and 50,534,233, respectively, that were excluded from the earnings per share calculation because their impact would be anti-dilutive. For the three and six months ended June 30, 2015 and 2014, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents is anti-dilutive.

f) Notes Payable, Related Party

Notes payable, related party totaling $8,160,646 consisted of the “Teton Renewal Note” in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of December 31, 2015, secured by a stock pledge and security agreement and the “Teton Promissory Note” in the amount of $1,173,000 dated October 14, 2009, including interest of 6.25%, with all interest and principal due on the maturity date of December 31, 2015, unsecured.

g) Certificates of Deposit

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our crude oil and natural gas properties in Texas.  As of June 30, 2015 and December 31, 2014, the balance of the certificates of deposit totaled $78,717 and $78,665, respectively.

h) New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued. Adoption of the new guidance will only affect the presentation of the Company’s consolidated balance sheets and will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of ASU 2014-15 will not affect a company's financial condition, results of operations, or cash flows, but require disclosure if management determines there is substantial doubt, including management’s plans to alleviate or mitigate the conditions or events that raise substantial doubt. The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter. The Company does not expect ASU 2014-15 to have an impact on its consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method the Company will adopt by which it will implement the standard.

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

To secure the Company’s obligations under the Notes, the Company granted the Investors a security interest in certain assets of Pegasi Energy Resources Corporation, as Texas corporation and one of the Company’s subsidiaries (“Pegasi Texas”) pursuant to a Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Production, as amended (the “Security Agreement”).  In addition, pursuant to a guarantee (the “Guarantee”), Pegasi Texas agreed to guarantee the punctual payment, as and when due and payable, of all amounts owed by the Company in respect of the Securities Purchase Agreement, the Notes and the other transaction documents executed in connection with the Securities Purchase Agreement.  As well, the Company granted the Investors certain registration rights pursuant to a registration rights agreement, pursuant to which the Company is obligated to file a registration statement registering for resale the common stock issuable upon conversion of the Notes and exercise of the Warrants no later than May 9, 2015 (the “Registration Rights Agreement”).  The obligation to file a registration statement was met on May 7, 2015, and the registration statement was declared effective by the SEC on July 30, 2015.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

The Notes are due upon written demand of Investors holding a majority in interest of outstanding Notes, provided, however, that such demand cannot be made prior to January 9, 2016 and will bear interest at the rate of 12% per annum.

The Notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the investor, at the lower of (i) $0.12 or (ii) the higher of (x) $0.09 or (y) the volume weighted average price of our common stock for the 10 trading days immediately preceding the date of conversion, subject to adjustment upon certain events, as set forth in the Note.  The discount attributable to the fair value of the beneficial conversion feature was $740,361, which represents the residual value remaining after determining the fair value of the Warrants.  Because the Notes are convertible any time at the option of the Investor, the discount for the beneficial conversion feature has already been recognized in full as interest expense and recorded as general and administrative expense in the six months ended June 30, 2015 consolidated statements of operations.

The Company has the right, at any time after the date that the Registration Statement is declared effective, to redeem some or all of the outstanding Notes, upon 30 days prior written notice.  If the Notes are redeemed prior to the first anniversary of issuance, the redemption price shall equal 110% of the amount of principal and interest being redeemed.

The Warrants are exercisable, at the option of the investor, for seven (7) years after issuance, in whole or in part, at an exercise price equal to the lower of (i) $0.132 or (ii) the higher of (x) $0.06 or (y) 110% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the date of exercise, subject to adjustment upon certain events, as set forth in the Warrant.  The original discount attributable to the fair value of the Warrants was $1,134,639 and was calculated using a Black-Scholes option pricing model.  The discount will be amortized through January 9, 2016, which is the date that the Notes are first due upon written demand of the Investors.  Amortization expense of $367,329 was recorded as interest expense in the consolidated statements of operations in the three and six months period ended June 30, 2015, resulting in a June 30, 2015 balance of $767,310 for the discount attributable to the fair value of the Warrants.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$915,927	$915,927

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$891,092	$891,092

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the six months ended June 30, 2015:

Beginning Balance - January 1, 2015	$891,092
Accretion expense	24,835
Balance at June 30, 2015	$915,927

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

5.     SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the six months ended June 30:

	2015	2014

Oil and gas assets financed through account payables	$83,588	$415,729

Additions to/ revisions of estimates to asset retirement obligation	$-	$143,854

Asset retirement obligation settled	$-	$49,586

Oil and gas properties financed through issuance of common stock	$-	$404,000

Oil and gas properties financed through assumption of joint-interest billing receivable	$-	$69,116

Discount on convertible debt related to the fair value of warrants issued	$767,310	$-

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

The following is supplemental cash flow information for the six months ended June 30:

	2015	2014
Cash paid during the period for interest	$457	$997
Cash paid during the period for taxes	$-	$-

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

Stock Options Terminated/Expired

During the three and six months ended June 30, 2015, the Company terminated stock options for 1,832,300 and 2,348,393 respectively, shares of common stock due to termination of employment of various option holders according to the terms of their respective stock option agreements.

There were no options granted and vested during the three and six months ended June 30, 2015.

A summary of option activity during the six months ended June 30, 2015 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	16,750,000	$0.66
Options granted	-	-
Options terminated/expired	(2,348,393)	0.60
Outstanding at June 30, 2015	14,401,607	$0.67

A summary of stock options outstanding as of June 30, 2015 is as follows:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	75,000	1.51	75,000
0.42	656,190	1.51	656,190
0.50	115,306	1.51	115,306
0.55	363,636	1.51	363,636
0.50	464,300	3.52	464,300
0.79	6,575,000	3.52	6,575,000
0.55	3,000,000	3.52	3,000,000
0.50	152,175	3.52	152,175
0.66	3,000,000	3.52	3,000,000
	14,401,607		14,401,607

Based on the Company's stock price of $0.25 at June 30, 2015, the options outstanding had an intrinsic value of $0.  Based on the Company’s stock price of $0.60 at June 30, 2014, the options outstanding had an intrinsic value of $496,567.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

Total options exercisable at June 30, 2015 amounted to 14,401,607 shares and had a weighted average exercise price of $0.67.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.

The Company estimates the fair value of stock options using the Black-Scholes option pricing valuation model.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.  The Company uses the simplified method to determine the expected term on options issued.

7.  WARRANTS OUTSTANDING

Warrants Modified

In connection with the Senior Secured Convertible Notes issued on March 27, 2015, as described in footnote 3 above, the Company entered into the Amendment with the Investors, to amend the Securities Purchase Agreement to increase the Warrant ratio from 33% to 100%.

The Company issued all the Investors Consideration Warrants to purchase 4,861,116 shares of common stock, so that the Warrants, together with the Consideration Warrants, equaled the new warrant ratio of 100%.  The consideration warrants were issued as of March 27, 2015 and have a seven year term.  There was no change in the exercise price formula from the original agreement or in the term of the Warrants.  However, in accordance with the Amendment as described in Footnote 3, the Warrants are now exercisable on a cashless basis at all times.

The modification resulted in warrant modification expense of $439,550, which was recorded in the six month period ended June 30, 2015. This modification was calculated as the difference in the fair value of the Warrants immediately before and immediately after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before			After
Risk free rates	1.679%	to	1.683%	1.679%	to	1.730%
Dividend yield	0%			0%
Expected volatility	100.85%	to	100.94%	100.85%	to	102.90%
Remaining term (years)	6.795 years	to	6.808 years	6.795 years	to	7.000 years

A summary of warrant activity during the six months ended June 30, 2015 is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	16,459,619	19,679,649	$0.80
Warrants cancelled under modification	(2,430,555)	(2,430,555)	0.13
Warrants issued under modification	9,722,226	9,722,226	0.13
Warrants issued	8,333,334	8,333,334	0.13
Warrants exercised	-	-	-
Outstanding at June 30, 2015	32,084,624	35,304,654	$0.49

The outstanding warrants at June 30, 2015 had an intrinsic value of $1,984,376.  All of the 32,084,624 warrants outstanding at June 30, 2015 are exercisable and expire at various dates between September 2015 and March 2022.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

8.      SEGMENT INFORMATION

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting.  The Company is engaged in exploration and production of crude oil and natural gas and pipeline transportation.  POI, a wholly-owned subsidiary of PERC, conducts the exploration and production operations.  TR Rodessa operates a 40-mile natural gas pipeline and gathering system which is used to transport hydrocarbons to market to be sold.  The Company identified such segments based on management responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures business segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Business segment revenue:
Crude oil and natural gas sales	$160,561	$497,691	$317,150	$982,472
Condensate and skim oil	5,031	-	9,639	9,189
Transportation and gathering	33,112	72,325	68,845	143,283
Total revenues	$198,704	$570,016	$395,634	$1,134,944

Business segment profit (loss):
Crude oil and natural gas sales	$(105,412)	$125,461	$(189,497)	$288,640
Condensate and skim oil	5,031	-	9,639	9,189
Transportation and gathering	(30,980)	(48,016)	(91,642)	(61,784)
General corporate	(649,275)	(779,827)	(1,299,162)	(4,629,692)
Loss from operations	$(780,636)	$(702,382)	$(1,570,662)	$(4,393,647)

Amortization and depreciation
Crude oil and natural gas sales	$77,388	$140,975	$156,309	$253,426
Transportation and gathering	17,570	17,926	35,140	34,713
General corporate	2,464	2,974	4,928	5,948
Total amortization and depreciation	$97,422	$161,875	$196,377	$294,087

			Six Months Ended June 30,
			2015	2014
Capital expenditures:
Crude oil and natural gas	-	-	$257,050	$591,065
Transportation and gathering	-	-	-	32,164
General corporate	-	-	624	4,901
Total capital expenditures	-	-	$257,674	$628,130

	June 30,	December 31,
	2015	2014
Business segment assets:
Crude oil and natural gas	$32,083,706	$31,791,516
Transportation and gathering	643,132	697,075
General corporate	621,480	799,321
Total assets	$33,348,318	$33,287,912

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

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

At June 30, 2015, management reevaluated the status of the registration statement and determined an accrual of $53,323 was sufficient to cover any potential payments for liquidated damages and the related accrued interest.  The damages are reflected as liquidated damages payable of $53,323 and $48,808 in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.  The difference of $4,515 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

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

Company Overview

We are an independent energy company engaged in the exploration for, and the production of, crude oil and natural gas.  Our strategy is to employ modern drilling and completion techniques to redevelop formations that have been proven by historical production to be hydrocarbon reservoirs in a mature field.  We are exclusively focused on the redevelopment of the Rodessa oilfield of East Texas.  The Rodessa oilfield has to date produced over 400 million barrels of crude oil and 2.3 trillion cubic feet of natural gas from over 2,000 producing wells. First developed in the 1930’s, this field has historically been the domain of small independent operators and is not a legacy field for any major oil company.  We have been active in the region for over a decade, and in this time, we have developed a proprietary technical database from the Rodessa oilfield’s extensive drilling history, which gives us a superior insight into the multiple proven reservoirs that are available for development.  The drilling and production history of the oilfield has proven the productivity of multiple horizons, including the Rodessa, Pettit, Travis Peak, Cotton Valley, Bossier and Cotton Valley Limestone.  We have a longstanding commitment to this region where mineral ownership is highly fragmented and believe that the strength of our local relationships is a critical factor in acquiring mineral leases.  We currently hold interests in properties located in Cass and Marion Counties, Texas.

Our development strategy, in what we have designated the “Cornerstone Project”, is to identify and exploit resources in and adjacent to existing or indicated producing areas within the mature Rodessa field. By focusing on a mature proven field, we believe that we can significantly reduce the geological risk of our projects.  We plan to develop and produce reserves at low cost and will take an aggressive approach to exploiting our contiguous acreage position by utilizing the latest “best in class” drilling and completion techniques. We believe that implementing the latest proven drilling and completion techniques to exploit our geological insight in this mature oilfield will enable us to develop significant crude oil and natural gas resources that were not amenable to development with the technology available to earlier developers.

Plan of Operations

Our corporate strategy can be thought of in terms of the acquisition of leases and the development of resources on leased acreage.

Acquisition of Leases in the Cornerstone Project area

As of August 1, 2015, our leasehold position was approximately 19,162 gross acres and 5,532 net acres.  Leasing activity in our area of operations has substantially declined, corresponding with the decline in energy prices in 2015.  With competition for the acquisition of mineral leases in our area of operations currently limited, we have taken the strategic decision to postpone the extension of current leases and the renewal of expiring leases.

•
Supporting Our Drilling Program.  Our priority is drilling, and consequently, our leasing program’s primary objective is to support our planned drilling program by securing holdout leases in those units where we plan to drill over the next twelve months and renewing leases that are due to expire in those units where we plan to drill.  Our drilling program over the next twelve months is contingent on our ability to obtain financing.

•
Acquiring Additional Drilling Locations.  We have an extensive proprietary database that we use to identify additional drilling locations and target acreage for acquisition in the Cornerstone Project area.  Most properties in the project area are held by smaller independent companies that lack the resources and expertise to develop them fully.  We intend to pursue these opportunities to selectively expand our portfolio of properties at a future date following the development of the mineral leases that we currently hold.  Acreage additions will complement our existing substantial acreage position in the area and provide us with additional drilling opportunities.

Development of Resources in the Cornerstone Project area

Our acreage is located in a region that has historically proven highly productive. There are multiple target formations available for development on our leased acreage. These include the natural gas and condensate bearing Travis Peak, the crude oil and natural gas bearing upper Cotton Valley sands, the crude oil bearing Bossier sands and the crude oil bearing Cotton Valley Limestone. Approximately 55% of our net leased acreage is currently undeveloped (approximately 3,020 undeveloped net acres of a total of 5,532 net acres as of August 1, 2015).

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  The low permeability crude oil bearing Bossier and Cotton Valley Limestone formations are amenable to development using the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The production rate subsequently decreased and we recorded an average production rate of 20 Bbl/day of crude oil during June 2015. The decrease in the production rate has been irregular and we have observed several instances of unexpected, sustained surges in production, typically resulting in a doubling of production volume over three-day periods.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We believe that the successful production of crude oil from the Morse #1-H, which has produced a cumulative total of approximately 44,833 Bbls of crude oil through August 1, 2015, supports our development strategy for the Bossier/Cotton Valley Limestone. We have gained a substantial amount of knowledge and experience from the drilling, completion and production of the Morse #1-H well that will enable us to improve the design and execution of our next planned horizontal well. Having proven our development model, we now plan to drill wells with longer laterals involving 15 or more frack stages to improve the well economics. We estimate that the drilling and completion costs of such wells will be approximately $7 million. We are not currently capitalized to drill a program of such wells and are actively engaged in seeking the necessary financing to fund a drilling program to develop the Bossier/Cotton Valley Limestone.

•
Vertical Wells. Our secondary priority is to drill vertical wells to develop shallower formations, such as the Travis Peak and Cotton Valley.  The Haggard A & B wells, which offset the Norbord #1 discovery of 2010 and were completed in 2013 and 2012, respectively, fall into this category and have proven highly productive of natural gas and condensate.  In August 2014, we concluded a participation agreement with Pacific World Energy (“PWE”) for the drilling of up to 10 wells on our leased acreage in Marion County. On October 1, 2014, we spudded the first vertical well of this program, the Huntington #4.  Drilling reached a final depth of 9,300 feet, production casing of 4 ½” was set and cemented at 9,300 feet and the drilling rig was released on October 27, 2014. Analysis of the well log identified in excess of 175' of gross pay over multiple Cotton Valley and Travis Peak zones. In light of the precipitous decline in energy prices, PWE postponed completion of the well in the first quarter of 2015. We have renewed discussion of the completion procedure for this well with PWE, but with the continued instability in energy markets, no decision about whether to move forward with the well’s completion has yet been determined.

Commodity Prices

Oil and natural gas prices have been historically volatile, based upon the dynamics of supply and demand. In the second half of 2014, oil prices began a rapid decline as global supply outpaced demand. In addition, in late November 2014, OPEC announced that it would not adjust its production targets. The oil price decline continued into 2015, with West Texas Intermediate (“WTI”) spot benchmark prices ranging from $43.39 to $61.43 per Bbl between January 1, 2015 and August 7, 2015.  The WTI spot price was $44.59 per Bbl as of August 7, 2015. Natural gas prices continue to be impacted by an imbalance between supply and demand across North America. During the six months ended June 30, 2015, Henry Hub spot natural gas prices ranged from $2.58 per one million British Thermal Units (“MMBtu”) to $3.32 per MMBtu.  The Henry Hub spot price was $2.85 per MMBtu as of August 6, 2015.

Consolidated Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Summarized Consolidated Results of Operations

	2015	2014	Increase (Decrease)
Total revenues	$198,704	$570,016	$(371,312)
Total operating expenses	979,340	1,272,398	(293,058)
Loss from operations	(780,636)	(702,382)	78,254
Total other expenses, net	(591,932)	(160,382)	431,550
Net loss	$(1,372,568)	$(862,764)	$509,804

Revenue:  Total revenue for the quarter ended June 30, 2014 totaled $570,016, compared to $198,704 for the quarter ended June 30, 2015.  Crude oil revenue for the quarter ended June 30, 2014 was $213,813, compared to $76,127 for the quarter ended June 30, 2015. The quarter over quarter decrease in crude oil production revenue of 64% was a consequence of a 48% fall in the average sales price, together with a 32% fall in production volumes. The average sales price fell from $100.14 per Bbl in the quarter ended June 30, 2014 to $52.31 per Bbl in the quarter ended June 30, 2015. The decline in crude oil production volumes was largely explained by a 34% decline in production from the Morse #1-H well and the cessation of production from the Haggard A well. Declines in production from these two wells accounted for 74% of the year over year decrease of 680 Bbls in crude oil production volume.

Natural gas revenue for the quarter ended June 30, 2014 was $283,878, compared to $84,434 for the quarter ended June 30, 2015.The quarter over quarter decrease in natural gas production revenue of 70% in the quarter ended June 30, 2015 was a consequence of a 40% decline in the average sales price, together with a 52% fall in production volumes.  The average sales price fell from $4.30 per MCF in the quarter ended June 30, 2014 to $2.59 per MCF in the quarter ended June 30, 2015. The decline in natural gas production volume was primarily driven by the cessation of production from the Haggard A gas well, which accounted for 72% of the quarter over quarter decrease of 34,175 MCF in natural gas production volumes.

Transportation and gathering revenue decreased from $72,325 for the quarter ended June 30, 2014 to $33,112 for the quarter ended June 30, 2015, due to a decrease in the volume of transported gas, and to a lesser extent the decline in the price of gas as our transport charges are levied on both the volume and value of third party gas transported.

Expenses:  Total operating expenses fell by $293,058 from $1,272,398 for the quarter ended June 30, 2014 to $979,340 for the quarter ended June 30, 2015.

•
General and Administrative Expense:  There was a $129,028 decrease in general and administrative expense from $780,264 for the quarter ended June 30, 2014, to $651,236 for the quarter ended June 30, 2015. The primary reason for the decrease was an expense of $131,036 incurred in the quarter ended June 30, 2014 for the issuance of stock based compensation, whereas no such expense was incurred in the quarter ended June 30, 2015.  There was an increase in legal and accounting expenses of $94,436, from $88,810 in the quarter ended June 30, 2014 to $183,246 in the quarter ended June 30, 2015, which were primarily a result of the filing of a registration statement.  Consulting fees decreased by $86,250, from $86,250 in the quarter ended June 30, 2014 to $0 in the quarter ended June 30, 2015, which was a result of investor relations expenses incurred during the quarter ended June 30, 2014.

•
Pipeline Operating Expense:  Total pipeline operating expenses for the quarter ended June 30, 2014 were $99,004 compared to $42,097 for the quarter ended June 30, 2015. Engineering consulting fees and labor costs were incurred on the installation of an additional compressor to accommodate increased volumes in the second quarter of 2014, whereas no such charges were incurred in the second quarter of 2015.  Compression charges were lower in the second quarter of 2015, as a result of renegotiation of third party compression contracts on reduced terms.

•
Amortization and Depreciation Expense:  Total amortization and depreciation expense for the quarter ended June 30, 2014 was $161,875, compared to $97,422 for the quarter ended June 30, 2015.  The decrease in expense was a consequence of relative decreases in production and in the depreciable base between the periods.

Other Income (Expenses):  Total other expenses for the quarter ended June 30, 2014 were $160,382, compared to $591,932 for the quarter ended June 30, 2015.  A $431,176 increase in interest expense drove this increase and resulted from the convertible note financing concluded in the first quarter of 2015.

Net Loss:  As a result of the above described revenue and expenses, we incurred a net loss of $1,372,568 for the quarter ended June 30, 2015, as compared to a net loss of $862,764 for the quarter ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Summarized Consolidated Results of Operations

	2015	2014	Decrease
Total revenue	$395,634	$1,134,944	$(739,310)
Total operating expense	1,966,296	5,528,591	(3,562,295)
Loss from operations	(1,570,662)	(4,393,647)	(2,822,985)
Total other expenses	(1,952,660)	(2,963,147)	(1,010,487)
Net loss	$(3,523,322)	$(7,356,794)	$(3,833,472)

Revenue:  Total revenue for the six months ended June 30, 2014 totaled $1,134,944, compared to $395,634 for the six months ended June 30, 2015.  Crude oil revenue for the six months ended June 30, 2014 was $459,038, compared to $141,990 for the six months ended June 30, 2015.  This period over period decrease in crude oil production revenue of 69% in the first half of 2015 was a consequence of a 51% fall in the average sales price, together with a 37% fall in production volumes.  The average sales price fell from $97.53 per Bbl in the first half of 2014 to $48.25 per Bbl in the first half of 2015. The decline in crude oil production volumes was largely explained by declines in production from the Morse #1-H (decline of 842 Bbls) and the Huntington 1 (decline of 206 Bbls), along with the cessation of production from the Haggard A (decline of 520 Bbls).

Natural gas revenue for the six months ended June 30, 2014 was $523,434, compared to $175,160 for the six months ended June 30, 2015.  This period over period decrease in natural gas production revenue of 67% was a consequence of a 42% decline in the average sales price, together with a 43% fall in production volumes.  The average sales price fell from $4.55 per MCF in the first half of 2014 to $2.66 per MCF in the first half of 2015. The decline in natural gas production volumes was primarily driven by the cessation of production from the Haggard A gas well, which accounted for 68% of the six month period over period decrease of 49,609 MCF in natural gas production volumes.

Expenses:  Total operating expenses for the six months ended June 30, 2014 were $5,528,591, compared to $1,966,296 for the six months ended June 30, 2015.  This decrease of $3,562,295 was primarily due to decreased general and administrative expenses resulting from non-cash stock-based compensation expenses incurred during the six months ended June 30, 2014.

•
General and Administrative Expenses:  There was a $3,325,465 decrease in general and administrative expenses from $4,637,432 for the six months ended June 30, 2014 to $1,311,967 for the six months ended June 30, 2015.  The primary reason for the decrease was stock-based compensation of $3,222,307 incurred during the six months ended June 30, 2014, with no such expense incurred in the six months ended June 30, 2015.

•
Pipeline Operating Expense:  Total pipeline operating expenses for the six months ended June 30, 2014 were $156,666 compared to $107,614 for the six months ended June 30, 2015. The decrease was primarily the result of a decrease in the volumes transported.

•
Amortization and Depreciation Expense:  Total amortization and depreciation for the six months ended June 30, 2014 was $294,087, compared to $196,377 for the six months ended June 30, 2015.  The decrease in expense was a consequence of a reduction in the value of the depreciable base and a reduced rate of production.

Other Income (Expenses):  Total other expenses for the six months ended June 30, 2014 were $2,963,147, compared to $1,952,660 for the six months ended June 30, 2015.  The primary reason for the decrease was a warrant modification expense of $2,642,266 incurred during the six months ended June 30, 2014, whereas this expense was limited to $439,550 for the six months ended June 30, 2015.  This expense was incurred in connection with a warrant modification offer to investors that closed on March 31, 2014.  Certain investors agreed to modify the terms of their warrants, whereby the expiration date was extended for three years in exchange for agreeing to increase the exercise price.  Interest expense increased from $317,155 in the six month period ending June 30, 2014 to $1,513,003 for the six month period ending June 30, 2015.  This increase was a result of expenses relating to the issuance of convertible notes in January and March of 2015.

Net Loss:  As a result of the above described revenue and expenses, we incurred a net loss of $3,523,322 for the six months ended June 30, 2015, as compared to a net loss of $7,356,794 for the six months ended June 30, 2014.

Liquidity and Capital Resources

We held $923,817 in cash at June 30, 2015, primarily from our cash accounts. However, $243,861 of this represented drilling prepayments received from third parties.  When our cash balances were discounted for these drilling prepayments, we held cash balances of $679,956 at June 30, 2015. We held $373,506 in cash at December 31, 2014, after discounting the cash balances to reflect drilling prepayments.

Going Concern Consideration

In their report dated April 3, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to incurring operating losses for several years and having negative cash flows from operations.  In addition, we have an accumulated deficit of $40,538,473 as of June 30, 2015 and require additional financing to fund future operations.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	2015	2014
Total cash provided by (used in):
Operating activities	$(1,216,704)	$(934,068)
Investing activities	(253,033)	(729,845)
Financing activities	1,776,187	435,053
Increase (decrease) in cash and cash equivalents	$306,450	$(1,228,860)

Cash used in Operating Activities:  For the six months ended June 30, 2014, cash used by operating activities was $934,068, compared to $1,216,704 used by operating activities for the six months ended June 30, 2015, resulting in an increase in cash used by operating activities of $282,636.

The net loss of $3,523,322 for the six months ended June 30, 2015 represented a decrease of $3,833,472 from the net loss of $7,356,794 for the six months ended June 30, 2014.

Non-cash income and expense items for the six months ended June 30, 2015 totaled $1,813,632, a decrease of $4,530,572 from $6,344,204 in non-cash income and expense items for the six months ended June 30, 2014.  This decrease is for the reasons set forth below.

Non-cash expense for stock-based compensation of $3,222,307 was incurred during the six months ended June 30, 2014, whereas no such expense was incurred during the six months ended June 30, 2015.  There was warrant modification expense of $2,642,266 for the extension of select warrant terms during the six months ended June 30, 2014, whereas this expense was limited to $439,550 for the six months ended June 30, 2015. In the six months ended June 30, 2015 we incurred non-cash expense of $1,156,970 relating to the accrual of interest on convertible notes issued in January and March 2015, whereas no such expense was incurred in the six months ended June 30, 2014.  We also incurred $168,250 in non-cash expense for stock issued to consultants for the six months ended June 30, 2014, whereas no such expense was incurred in the six months ended June 30, 2015.  Amortization and depreciation expense decreased by $97,710, from $294,087 for the six months ended June 30, 2014, to $196,377 for the six months ended June 30, 2015, primarily as a result of reduced production.

Operating assets increased by $170,707 in the six months ended June 30, 2014, compared to a decrease of $202,693 for the six months ended June 30, 2015, resulting in a period over period increase in cash flow of $373,400. An increase of $414,412 in cash flow was the result of a decrease of $201,147 in trade accounts receivable for the six months ended June 30, 2015, compared to an increase of $213,265 for the six months ended June 30, 2014. Related party joint interest billings receivable increased $19,911 in the six months ended June 30, 2015 and decreased $8,344 in the six months ended June 30, 2014, resulting in a period over period decrease in cash flow of approximately $28,255.  Joint interest billings receivable decreased by $375 in the six months ended June 30, 2015 and decreased by $12,204 in the six months ended June 30, 2014, resulting in a period over period decrease in cash flow of approximately $11,829.

Operating liabilities increased by $249,229 during the six months ended June 30, 2014, compared to an increase of $290,293 for the six months ended June 30, 2015, resulting in a change in cash flow of $41,064. Accounts payable decreased $20,284 for the six months ended June 30, 2014, compared to the $242,195 decrease in the six months ended June 30, 2015, resulting in a period over period decrease in cash flow of $221,911. Accounts payable to related parties increased by $256,529 during the six months ended June 30, 2014, compared to an increase of $252,932 for the same period in 2015, resulting in a period over period decrease in cash flow of $3,597. Revenue payable decreased $298,529 for the six months ended June 30, 2014, compared to a decrease of $83,516 during the six months ended June 30, 2015, resulting in a period over period increase in cash flow of $215,013.  Interest payable to related parties increased by $381,330 for the six months ended June 30, 2015, compared to an increase of $316,158 for the six months ended June 30, 2014, resulting in a period over period increase in cash flow of $65,172.  The remaining changes in other operating liabilities resulted in a period over period decrease in cash flow of approximately $13,613.

Cash used in Investing Activities:  For the six months ended June 30, 2014, cash used in investing activities was $729,845, compared to $253,033 for the six months ended June 30, 2015, resulting in a period over period increase in cash flow of $476,812. We spent $692,727 on the purchases of mineral leases and additional drilling and completion costs during the six months ended June 30, 2014, compared to $257,050 spent during the six months ended June 30, 2015, resulting in a period over period increase in cash flow of $435,677. We spent $37,065 on property and equipment during the six months ended June 30, 2014, compared to $624 for the six months ended June 30, 2015, resulting in an increase in cash flow of $36,441.

Cash provided by Financing Activities:  For the six months ended June 30, 2014, cash provided by financing activities totaled $435,053, compared to $1,776,187 for the six months ended June 30, 2015, resulting in a period over period increase in cash flow of $1,341,134. We obtained $1,875,000 from the sale of convertible notes in the six months ended June 30, 2015, whereas no such transaction occurred during the six months ended June 30, 2014.  During the six months ended June 30, 2014, we received $694,900 in net proceeds from the sale of units of common stock and warrants, whereas no such transaction occurred during the six months ended June 30, 2015. We reduced our cash overdraft by $255,592 in the six months ended June 30, 2014, whereas we increased it by $5,731 during the six months ended June 30, 2015, resulting in an increase in cash flow of $261,323. In connection with the sale of convertible notes, we incurred $99,979 in deferred financing costs during the six months ended June 30, 2015, whereas no such expense was incurred in the same period in 2014.

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

Additional funds raised from future financing activities are needed to finance our operations for the next twelve months.  Currently, we estimate that we have sufficient cash to finance operations for the next two months.  The extent of our drilling activities is dependent on our ability to raise additional capital.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We will also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

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

On March 27, 2015, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued and sold to the investor a $1,000,000 Note and Warrants to purchase 8,333,334 shares of common stock (the “Subsequent Investment”).  In connection therewith, the Guarantee (see Footnote 3) was amended and restated to include the Subsequent Investment and we covenanted to file an amendment to the Security Agreement to include the Subsequent Investment.  In connection with the financing, we sold Notes in the aggregate principal amount of $1,875,000 and Warrants (including Consideration Warrants) to purchase 15,625,005 shares of common stock, resulting in net proceeds of approximately $1.78 million.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements.  The notes to consolidated financial statements, which would substantially duplicate the disclosures required in our 2014 annual consolidated financial statements, have been omitted. These policies have been consistently applied in all material respects and address such matters as revenue recognition and amortization and depreciation methods.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued. Adoption of the new guidance will only affect the presentation of our consolidated balance sheets and will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of ASU 2014-15 will not affect a company's financial condition, results of operations, or cash flows, but require disclosure if management determines there is substantial doubt, including management’s plans to alleviate or mitigate the conditions or events that raise substantial doubt. The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter. We do not expect ASU 2014-15 to have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method we will adopt by which to implement the standard.  We are studying the new standard and starting to evaluate and determine the impact the new standard will have on the timing of revenue recognition under our customer agreements. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of June 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, consolidated financial condition, or operating results.

On July 31, 2015, Rapid Completions LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, Tyler Division (Civil Action No. 6:15-cv-724) against, among others, Pegasi Energy Resources Corporation, Pegasi Operating, Inc. and TR Rodessa, Inc.  In the suit, Rapid Completions alleges that in connection with our hydraulic fracturing, we use products and services from Baker Hughes Incorporated and/or Baker Hughes Oilfield Operations, Inc. that are alleged to violate patents licensed to Rapid Completions. The lawsuit asks that we be permanently enjoined from infringing Baker Hughes’ patents and pay them damages, although no dollar amount of damages has been requested.  We are still reviewing the lawsuit and we are not yet required to submit our response as of the date of this filing.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

PEGASI ENERGY RESOURCES CORPORATION

Date: August 14, 2015	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer

Date: August 14, 2015	By: /s/ JONATHAN WALDRON
Jonathan Waldron
Chief Financial Officer