Form 10-Q
period 2015-09-30
Pegasi Energy Resources Corporation.
filed 2015-11-13
CIK 1363254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

There were 70,539,499 shares of the registrant's common stock outstanding as of November 6, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$310,056	$373,506
Accounts receivable, trade	147,831	385,334
Accounts receivable, related parties	53,502	40,002
Joint interest billing receivable, related parties, net	113,557	58,727
Joint interest billing receivable, net	29,823	17,280
Other current assets	92,718	36,963
Total current assets	747,487	911,812

Property and equipment:
Equipment	67,435	67,435
Pipelines	981,340	981,933
Leasehold improvements	7,022	7,022
Vehicles	28,563	56,174
Office furniture	90,584	89,961
Total property and equipment	1,174,944	1,202,525
Less accumulated depreciation	(592,250)	(557,160)
Property and equipment, net	582,694	645,365

Crude oil and natural gas properties:
Costs subject to amortization	23,787,217	21,391,472
Costs not subject to amortization	10,247,236	12,337,167
Total crude oil and natural gas properties	34,034,453	33,728,639
Less accumulated amortization and impairment	(11,840,055)	(2,468,546)
Crude oil and natural gas properties, net	22,194,398	31,260,093

Other assets:
Restricted cash – drilling program	215,901	347,129
Deferred financing costs	34,593	10,000
Certificates of deposit	78,744	78,665
Easements	34,848	34,848
Total other assets	364,086	470,642

Total assets	$23,888,665	$33,287,912

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2015	2014
Liabilities and Stockholders' Equity	(Unaudited)
Current Liabilities:
Cash overdraft	$-	$5,673
Accounts payable	790,849	999,554
Accounts payable, related parties	3,886,683	3,450,175
Revenue payable	368,929	460,618
Interest payable, related parties	3,398,235	2,923,980
Interest payable	139,756	-
Liquidated damages payable	55,735	48,808
Other payables	14,296	40,780
Convertible note payables, net	1,475,019	-
Current portion of notes payable and capital leases	1,968	6,740
Notes payable, related party	8,160,646	8,160,646
Total current liabilities	18,292,116	16,096,974

Drilling prepayments	215,901	347,129
Notes payable and capital leases	998	2,493
Asset retirement obligations	928,345	891,092
Total liabilities	19,437,360	17,337,688

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 70,539,499 and 70,539,499 shares issued and outstanding, respectively	70,540	70,540
Additional paid-in capital	55,209,385	52,894,835
Accumulated deficit	(50,828,620)	(37,015,151)
Total stockholders' equity	4,451,305	15,950,224

Total liabilities and stockholders' equity	$23,888,665	$33,287,912

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues:
Crude oil and natural gas	$137,915	$413,354	$455,065	$1,395,826
Condensate and skim oil	9,557	10,021	19,196	19,210
Transportation and gathering	34,863	65,873	103,708	209,156
Total revenues	182,335	489,248	577,969	1,624,192

Operating expenses:
Lease operating expense	130,163	185,208	480,501	625,614
Pipeline operating expenses	27,821	46,170	135,435	202,836
Amortization and depreciation	237,834	142,978	434,211	437,065
Impairment	9,000,000	-	9,000,000	-
General and administrative	476,664	689,941	1,788,631	5,327,373
Total operating expenses	9,872,482	1,064,297	11,838,778	6,592,888
Loss from operations	(9,690,147)	(575,049)	(11,260,809)	(4,968,696)

Other income (expense):
Interest income	27	292	79	344
Interest expense	(600,169)	(159,017)	(2,113,172)	(476,172)
Warrant modification expense	-	-	(439,550)	(2,642,266)
Other income (expense), net	142	(2,364)	(17)	(6,142)
Total other expense, net	(600,000)	(161,089)	(2,552,660)	(3,124,236)

Loss from operations before income tax expense	(10,290,147)	(736,138)	(13,813,469)	(8,092,932)

Income tax expense	-	-	-	-

Net loss	$(10,290,147)	$(736,138)	$(13,813,469)	$(8,092,932)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.15)	$(0.01)	$(0.20)	$(0.12)

Weighted average shares outstanding – basic and diluted	70,539,499	70,537,160	70,539,499	69,857,752

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(13,813,469)	$(8,092,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	434,211	437,065
Accretion of discount on asset retirement obligations	37,253	25,941
Stock based compensation	-	3,353,344
Common stock issued for consulting services	-	198,250
Gain on sale of property and equipment	(4,100)	(219)
Interest expense related to convertible note	1,550,405	-
Warrant modification expense	439,550	2,642,266
Impairment	9,000,000	-
Changes in operating assets and liabilities:
Accounts receivable, trade	237,503	(113,104)
Account receivable, related parties	(13,500)	(8,918)
Joint interest billing receivable, related parties, net	(54,830)	39,993
Joint interest billing receivable, net	(12,543)	32,011
Other current assets	(55,755)	6,271
Accounts payable	(161,371)	(84,470)
Accounts payable, related parties	436,508	395,749
Revenue payable	(91,689)	(341,552)
Interest payable, related parties	474,255	474,243
Interest payable	139,756	-
Liquidated damages payable	6,927	5,803
Other payables	(26,484)	(19,549)
Net cash used in operating activities	(1,477,373)	(1,049,808)

Investing Activities
Additions to certificates of deposit	(79)	(79)
Purchases of property and equipment	(624)	(39,769)
Purchase of oil and gas properties	(353,149)	(852,797)
Proceeds from sale of property and equipment	4,694	-
Net cash used in investing activities	(349,158)	(892,645)

Financing Activities
Payments on notes payable and capital leases	(6,267)	(7,052)
Cash overdraft	(5,673)	(255,628)
Proceeds from convertible notes	1,875,000	-
Deferred financing costs on convertible note	(99,979)	4,782
Proceeds from sale of common stock, net of offering costs	-	694,900
Net cash provided by financing activities	1,763,081	437,002

Net decrease in cash and cash equivalents	(63,450)	(1,505,451)
Cash and cash equivalents at beginning period	373,506	2,467,761
Cash and cash equivalents at end of period	$310,056	$962,310

See Note 5 for supplemental cash flow and non-cash information.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

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

b) Going Concern

The Company has incurred operating losses for over seven years and has negative cash flows from operations.  It also has an accumulated deficit of $50,828,620 as of September 30, 2015.  As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its debt and working capital obligations.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

c) Impairment of Oil and Gas Properties

Due to energy prices declining and remaining low during 2015 as compared to 2014, the Company evaluated the recoverability of the carrying value of their oil and gas properties and recorded an impairment charge of $9,000,000 in the third quarter of 2015.  This charge has been recorded as an operating expense in the consolidated statements of operations.  The recoverability of the carrying value will be evaluated again at year end which could result in an additional impairment charge, if necessary.

d)  Principles of Consolidation

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

 e)  Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-10, Compensation-Stock Compensation.  The Company recognizes stock-based compensation expense in the consolidated financial statements for equity-classified employee stock-based compensation awards based on the grant date fair value of the awards.  During the three months ended September 30, 2015 and 2014, the Company recognized $-0- and $131,037, respectively, of stock-based compensation.  During the nine months ended September 30, 2015 and 2014, the Company recognized $-0- and $3,353,344, respectively, of stock-based compensation, which has been recorded as a general and administrative expense in the consolidated statements of operations. Non-employee share-based awards are accounted for based upon FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

f)  Net Loss per Common Share

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months and nine months ended September 30, 2015 and 2014, the Company had potentially dilutive shares of 70,552,382 and 50,668,290, respectively that were excluded from the earnings per share calculation because their impact would be anti-dilutive. For the three months and nine months ended September 30, 2015 and 2014, the diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents is anti-dilutive.

g) Notes Payable, Related Parties

Notes payable, related parties totaling $8,160,646 consisted of the “Teton Renewal Note” in the amount of $6,987,646 dated June 23, 2011, including interest at 8%, with all principal due on the maturity date of June 1, 2015, secured by a stock pledge and security agreement and the “Teton Promissory Note” in the amount of $1,173,000 dated October 14, 2009, including interest of 6.25%, with all interest and principal due originally on the maturity date of June 1, 2015, unsecured. On June 24, 2014, amendments on both the Teton Renewal Note and the Teton Promissory Note were executed to extend the maturity date of the notes from June 1, 2015 to December 31, 2015, at which time all outstanding principal and accrued and unpaid interest of the notes will be due. The event of default section remains the same as in the prior amendments.

h) Certificates of Deposit

Certificates of deposit have been posted as collateral supporting a reclamation bond guaranteeing remediation of our crude oil and natural gas properties in Texas.  As of September 30, 2015 and December 31, 2014, the balance of the certificates of deposit totaled $78,744 and $78,665, respectively.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

i) New Accounting Pronouncements

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

To secure the Company’s obligations under the Notes, the Company granted the Investors a security interest in certain assets of Pegasi Energy Resources Corporation, a Texas corporation and one of the Company’s subsidiaries (“Pegasi Texas”) pursuant to a Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Production, as amended (the “Security Agreement”).  In addition, pursuant to a guarantee (the “Guarantee”), Pegasi Texas agreed to guarantee the punctual payment, as and when due and payable, of all amounts owed by the Company in respect of the Securities Purchase Agreement, the Notes and the other transaction documents executed in connection with the Securities Purchase Agreement.  As well, the Company granted the Investors certain registration rights pursuant to a registration rights agreement, pursuant to which the Company was obligated to file a registration statement registering for resale the common stock issuable upon conversion of the Notes and exercise of the Warrants no later than May 9, 2015 (the “Registration Rights Agreement”).  The obligation to file a registration statement was met on May 7, 2015.  In addition, the registration statement was required to be effective by September 16, 2015 and this obligation was met by the Company on July 30, 2015.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

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

The Notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the investor, at the lower of (i) $0.12 or (ii) the higher of (x) $0.09 or (y) the volume weighted average price of our common stock for the 10 trading days immediately preceding the date of conversion, subject to adjustment upon certain events, as set forth in the Note.  The discount attributable to the fair value of the beneficial conversion feature was $740,361, which represents the residual value remaining after determining the fair value of the Warrants.  Because the Notes are convertible any time at the option of the Investor, the discount for the beneficial conversion feature was recognized in full as interest expense and recorded as general and administrative expense in the consolidated statements of operations.

The Company has the right, at any time after the date that the registration statement is declared effective, to redeem some or all of the outstanding Notes, upon 30 days prior written notice.  If the Notes are redeemed prior to the first anniversary of issuance, the redemption price shall equal 110% of the amount of principal and interest being redeemed.  The registration statement was declared effective July 30, 2015.

The Warrants are exercisable, at the option of the investor, for seven (7) years after issuance, in whole or in part, at an exercise price equal to the lower of (i) $0.132 or (ii) the higher of (x) $0.06 or (y) 110% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the date of exercise, subject to adjustment upon certain events, as set forth in the Warrant.  The original discount attributable to the fair value of the Warrants was $1,134,639 and was calculated using a Black-Scholes option pricing model.  The discount will be amortized through January 9, 2016, which is the date that the Notes are first due upon written demand of the Investors.  Amortization expense of $367,329 and $734,658 was recorded as interest expense in the consolidated statements of operations in the three and nine months period ended September 30, 2015, respectively, resulting in a September 30, 2015 balance of $399,981 for the discount attributable to the fair value of the Warrants.

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
SEPTEMBER 30, 2015 AND 2014

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$928,345	$928,345

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Nonrecurring
Asset retirement obligation	$-	$-	$891,092	$891,092

The following table sets forth a summary of changes in fair value of our asset retirement obligation during the nine months ended September 30, 2015:

2015
Beginning Balance - January 1,	$891,092
Accretion expense	37,253
Balance at September 30,	$928,345

In accordance with the reporting requirements of FASB ASC Topic No. 825, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair values of accounts receivables, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of debt approximates market value due to the use of market interest rates.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

5.  SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

The following non-cash transactions were recorded during the quarter ended September 30:

	2015	2014

Oil and gas assets financed through account payables	$87,792	$199,692

Additions to/ revisions of estimates to asset retirement obligation	$-	$143,854

Asset retirement obligation settled	$-	$49,586

Oil and gas properties financed through issuance of common stock	$-	$404,000

Oil and gas properties financed through assumption of joint-interest billing receivable	$-	$69,116

Discount on convertible debt related to the fair value of warrants issued	$399,981	$-

The following is supplemental cash flow information for the quarter ended September 30:

	2015	2014
Cash paid during the period for interest	$624	$1,929
Cash paid during the period for taxes	$-	$-

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

Stock Options Terminated/Expired

During the three months and nine months ended September 30, 2015, the Company terminated stock options for -0- and 2,348,393 shares of common stock, respectively, due to termination of employment and/or death of optionee of various option holders according to the terms of their respective stock option agreements.

There were no options granted and vested during the three months and nine months ended September 30, 2015.

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

A summary of option activity during the nine months ended September 30, 2015 is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2014	16,750,000	$0.66
Options granted	-	-
Options terminated/expired	(2,348,393)	0.60
Outstanding at September 30, 2015	14,401,607	$0.67

A summary of stock options outstanding as of September 30, 2015 is as follows:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$0.65	75,000	1.25	75,000
$0.42	656,190	1.25	656,190
$0.50	115,306	1.25	115,306
$0.55	363,636	1.25	363,636
$0.50	464,300	3.27	464,300
$0.79	6,575,000	3.27	6,575,000
$0.55	3,000,000	3.27	3,000,000
$0.50	152,175	3.27	152,175
$0.66	3,000,000	3.27	3,000,000
	14,401,607		14,401,607

Based on the Company's stock price of $0.08 at September 30, 2015, the options outstanding had an intrinsic value of $0.  Based on the Company’s stock price of $0.36 at September 30, 2014, the options outstanding had an intrinsic value of $0.

Total options exercisable at September 30, 2015 amounted to 14,401,607 shares and had a weighted average exercise price of $0.67.  Upon exercise, the Company issues the full amount of shares exercisable per the term of the options from new shares.  The Company has no plans to repurchase those shares in the future.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

The Company issued all the Investors additional warrants (the “Consideration Warrants”) to purchase 4,861,116 shares of common stock, so that the Warrants, together with the Consideration Warrants, equaled the new warrant ratio of 100%.  The Consideration Warrants were issued as of March 27, 2015 and have a seven year term.   There was no change in the exercise price formula from the original agreement or in the term of the Warrants.   However, in accordance with the Amendment as described in Footnote 3, the Warrants are now exercisable on a cashless basis at all times. The modification resulted in warrant modification expense of $439,550, which was recorded in other income (expense) in the consolidated statements of operations in the nine month period ended September 30, 2015. This modification was calculated as the difference in the fair value of the warrants immediately before and immediately after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modifications:

	Before			After
Risk free rates	1.679%	to	1.683%	1.679%	to	1.730%
Dividend yield	0%			0%
Expected volatility	100.85%	to	100.94%	100.85%	to	102.90%
Remaining term (years)	6.795 years	to	6.808 years	6.795 years	to	7.000 years

A summary of warrant activity during the nine months ended September 30, 2015, is as follows:

	Warrants	Shares Issuable Under Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	16,459,619	19,679,649	$0.80
Warrants cancelled under modification	(2,430,555)	(2,430,555)	0.13
Warrants issued under modification	9,722,226	9,722,226	0.13
Warrants issued	8,333,334	8,333,334	0.13
Warrants expired	(1,940,057)	(1,940,057)	1.00
Outstanding at September 30, 2015	30,144,567	33,364,597	$0.46

The outstanding warrants at September 30, 2015 had an intrinsic value of $-0-.  All of the 30,144,567 warrants outstanding at September 30, 2015 are exercisable and expire at various dates between July 2017 and March 2022.

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

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

The following table sets forth certain information about the financial information of each segment as of September 30, 2015 and December 31, 2014 and for the three months and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Business segment revenue:
Crude oil and natural gas sales	$137,915	$413,354	$455,065	$1,395,826
Condensate and skim oil	9,557	10,021	19,196	19,210
Transportation and gathering	34,863	65,873	103,708	209,156
Total revenues	$182,335	$489,248	$577,969	$1,624,192

Business segment profit (loss):
Crude oil and natural gas sales	$(9,210,047)	$105,571	$(9,399,544)	$394,211
Condensate and skim oil	9,557	10,021	19,196	19,210
Transportation and gathering	(13,382)	425	(105,025)	(61,358)
General corporate	(476,275)	(691,066)	(1,775,436)	(5,320,759)
Loss from operations	$(9,690,147)	$(575,049)	$(11,260,809)	$(4,968,696)

Amortization and depreciation
Crude oil and natural gas sales	$217,799	$122,575	$374,108	$376,001
Transportation and gathering	17,570	17,429	52,710	52,142
General corporate	2,465	2,974	7,393	8,922
Total amortization and depreciation	$237,834	$142,978	$434,211	$437,065

			Nine Months Ended September 30,
			2015	2014
Capital expenditures:
Crude oil and natural gas	-	-	$305,367	$535,099
Transportation and gathering	-	-	-	34,868
General corporate	-	-	622	4,901
Total capital expenditures	-	-	$305,989	$574,868

			September 30,	December 31,
			2015	2014
Business segment assets:
Crude oil and natural gas	-	-	$22,445,581	$31,791,516
Transportation and gathering	-	-	626,065	697,075
General corporate	-	-	817,019	799,321
Total assets	-	-	$23,888,665	$33,287,912

PEGASI ENERGY RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

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

At September 30, 2015, management reevaluated the status of the registration statement and determined an accrual of $55,735 was sufficient to cover any potential payments for liquidated damages and the related accrued interest.  The damages are reflected as liquidated damages payable of $55,735 and $48,808 in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.   The difference of $6,927 was recorded as expense in the Other Income (Expense) section of the consolidated statements of operations.

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

Reappraisal of Development Strategy

Management remains convinced of the significant development potential of the Bossier/Cotton Valley formations in our chosen project area of the Rodessa oilfield of East Texas.  While the economics of many of the continental U.S. shale basins are no longer profitable at current energy market prices, our economic models, which extrapolate our production experience with the Morse #1 test well, suggest that our proposed horizontal wells to develop the Bossier/Cotton Valley Lime formations would remain profitable at oil prices of $30 per Bbl and gas prices of $2 per MCF.  In our opinion, these favorable economics support the continued interest of competitors in developing East Texas assets, especially for the Cotton Valley and Bossier formations.  Management is aware of competitors that have suspended acreage acquisition in other basins but continue to lease acreage in East Texas.  With the reduction in development activity in 2015 from previous years, we believe that oilfield service companies are offering cost reductions.  Such cost reductions improve the economics of our proposed development program and offset somewhat the impact of lower energy prices.

Our original strategy was to establish a leading land position in the Rodessa field and to then significantly increase the market value of our land position by proving the productivity of the Bossier/Cotton Valley Lime formations by completing a series of commercially successful horizontal wells.  We sought to develop a leading land position by acquiring mineral leases and existing producing wells with marginal economics.  We would then hold acreage with production where possible to reduce the cost of maintaining our land position.  We achieved this by performing work-overs on existing producing units to maintain production and to selectively develop shallower formations, such as the Travis Peak, with new vertical wells.  At current energy prices, this work-over and selective shallow vertical well development strategy is less viable and we have increasingly chosen to forego work-overs and vertical development with a consequent loss of acreage.  Now that the economics of vertical development in the Rodessa oilfield are no longer profitable, the oilfield’s traditional small independent developers have largely ceased leasing, with leasing activity now restricted to the limited number of companies with the resources and expertise to develop the deeper formations.

With the prices sought by mineral owners falling and with reduced competition for mineral leases, we believe that it will be more cost effective to lease acreage once we have secured sufficient funds to finance a development program, rather than invest funds now to increase our land position.

Acquisition of Leases in the Cornerstone Project area

As of November 1, 2015, our leasehold position was approximately 16,398 gross acres and 4,742 net acres. Following the decline in energy prices, we have suspended the acquisition of acreage in our project area.  We continue to update our proprietary database so that when funds become available, we can move quickly to acquire the most promising acreage in the Rodessa oilfield.

Development of Resources in the Cornerstone Project area

Our acreage is located in a region that has historically proven highly productive. There are multiple target formations available for development on our leased acreage. These include the natural gas and condensate bearing Travis Peak, the crude oil and natural gas bearing upper Cotton Valley sands, the crude oil bearing Bossier sands and the oil bearing Cotton Valley Limestone. Approximately 52% of our net leased acreage is currently undeveloped (approximately 2,447 undeveloped net acres of a total of 4,742 net acres as of November 1, 2015).

•
Horizontal Wells Targeting the Bossier/Cotton Valley Limestone.  Our priority is to drill horizontal wells targeting the Bossier/Cotton Valley Limestone.  The low permeability oil bearing Bossier and Cotton Valley Limestone formations are amenable to development using the latest horizontal drilling and dynamic multi-stage fracking techniques that have proven successful in the Bakken Shale in North Dakota and elsewhere.  Our first horizontal well, the Morse #1-H, was drilled with a 2,000 foot horizontal section. This well was completed with a five‐stage frack and recorded an average production rate of 281 Bbl/day of high quality crude oil in its first five days of production. The production rate subsequently decreased and we recorded an average production rate of 20 Bbl/day of crude oil during September 2015. The decrease in the production rate has been irregular and we have observed several instances of unexpected, sustained surges in production, typically resulting in a doubling of production volume over three-day periods.  These surges in production lead us to believe that the reservoir is capable of greater production, and that the Morse #1-H well’s production rate has been compromised by the gas lift system and/or by an obstruction in the well bore. We believe that the successful production of crude oil from the Morse #1-H, which has produced a cumulative total of approximately 46,594 Bbls of crude oil through November 1, 2015, supports our development strategy for the Bossier/Cotton Valley Limestone. We have gained a substantial amount of knowledge and experience from the drilling, completion and production of the Morse #1-H well that will enable us to improve the design and execution of our next planned horizontal well. Having proven our development model, we now plan to drill wells with longer laterals involving 15 or more frack stages to improve the well economics. We now estimate that the drilling and completion costs of such wells will be approximately $6 million. We are not currently capitalized to drill a program of such wells and are actively engaged in seeking the necessary financing to fund a drilling program to develop the Bossier/Cotton Valley Limestone.

•
Vertical Wells. Our secondary priority is to drill vertical wells to develop shallower formations, such as the Travis Peak and Cotton Valley.  The Haggard A & B wells, which offset the Norbord #1 discovery of 2010 and were completed in 2013 and 2012, respectively, fall into this category and have proven highly productive of natural gas and condensate.  In August 2014, we concluded a participation agreement with Pacific World Energy (“PWE”) for the drilling of up to 10 wells on our leased acreage in Marion County. On October 1, 2014, we spudded the first vertical well of this program, the Huntington #4.  Drilling reached a final depth of 9,300 feet, production casing of 4 ½” was set and cemented at 9,300 feet and the drilling rig was released on October 27, 2014. Analysis of the well log identified in excess of 175' of gross pay over multiple Cotton Valley and Travis Peak zones. In light of the precipitous decline in energy prices, PWE postponed completion of the well in the first quarter. We have proposed a revised completion procedure for the well to PWE, which has been optimized for current energy prices, but PWE has not yet set a date for the well’s completion.

Commodity Prices

Oil and natural gas prices have been historically volatile, based upon the dynamics of supply and demand. In the second half of 2014, oil prices began a rapid decline as global supply outpaced demand. In addition, in late November 2014, OPEC announced that it would not adjust its production targets. The oil price decline continued into 2015, with West Texas Intermediate (“WTI”) spot benchmark prices ranging from $38.22 to $61.43 per Bbl between January 1, 2015 and November 2, 2015.  The WTI spot price was $46.12 per Bbl as of November 2, 2015. Natural gas prices continue to be impacted by an imbalance between supply and demand across North America. During the nine months ended September 30, 2015, Henry Hub spot natural gas prices ranged from $2.47 per one million British Thermal Units (“MMBtu”) to $3.32 per MMBtu and decreased further to $1.92 per MMBtu as of November 2, 2015.

Consolidated Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Summarized Consolidated Results of Operations

			Increase
	2015	2014	(Decrease)
Total revenues	$182,335	$489,248	$(306,913)
Total operating expenses	9,872,482	1,064,297	8,808,185
Loss from operations	(9,690,147)	(575,049)	9,115,098
Total other expenses, net	(600,000)	(161,089)	438,911
Net loss	$(10,290,147)	$(736,138)	$9,554,009

Revenue:  Total revenue for the quarter ended September 30, 2015 totaled $182,335, compared to $489,248 for the quarter ended September 30, 2014.  Oil revenue for the quarter ended September 30, 2014 was $191,352, compared to $49,406 for the quarter ended September 30, 2015. The quarter over quarter decrease in oil production revenue of 74% was a result of a 55% fall in the average sales price compounded by a 43% decline in production volumes.  The average sales price fell from $94.99 per Bbl in the quarter ended September 30, 2014 to $42.47 per Bbl in the quarter ended September 30, 2015.  Declines in production from the Childers #2 of 212 Bbls, Haggard A of 203 Bbls, Haggard B of 146 Bbls, Bramlett of 112 Bbls and Huntington #1 of 100 Bbls were primarily accountable for the quarter on quarter aggregate decline of 860 Bbls.

Gas revenue for the quarter ended September 30, 2014 was $222,001, compared to $88,509 for the quarter ended September 30, 2015.The quarter over quarter decrease in gas production revenue of 60% in the quarter ended September 30, 2015 was a consequence of a 31% decline in the average sales price compounded by a 41% decrease in production volumes.  The average sales price fell from $3.87 per MCF in the quarter ended September 30, 2014 to $2.66 per MCF in the quarter ended September 30, 2015. The decline in gas production volume was chiefly driven by the cessation of production from the Haggard A gas well, which accounted for 98% of the quarter on quarter decrease of 23,315 MCF in gas production volumes.

Transportation and gathering revenue decreased from $65,873 for the quarter ended September 30, 2014 to $34,863 for the quarter ended September 30, 2015, due to a decrease in the volume and value of transported gas.

Expenses:  Total operating expenses increased by $8,808,185 from $1,064,297 for the three months ended September 30, 2014 to $9,872,482 for the quarter ended September 30, 2015.

•
Loss on Impairment:  Due to the decline in energy prices and the scarcity of investment capital for development, we conducted a review of our reserves during the three month period ended September 30, 2015 and determined that the ceiling test could not be met.  As a result, an impairment of $9,000,000 was recorded as a charge against income.  No such impairment charge was made in the three month period ended September 30, 2014.

•
General and Administrative Expense:  There was a $213,277 decrease in general and administrative expense, from $689,941 for the three months ended September 30, 2014, to $476,664 for the quarter ended September 30, 2015. The primary reason for the decrease was a charge of $131,036 incurred in the quarter ended September 30, 2014 for the issuance of stock-based compensation, whereas no such charge was incurred in the quarter ended September 30, 2015.  In addition, consulting fees decreased by $66,000 in the quarter ended September 30, 2015 compared to the same quarter in the prior year due to the expiration of various investor relations agreements in late 2014.

•
Lease Operating Expense:  Total lease operating expenses for the quarter ended September 30, 2015 were $130,163, compared to $185,208 for the quarter ended September 30, 2014, resulting in a decrease of $55,045, primarily due to the decreases in production tax and marketing charges in relation to the decline in revenue. In addition, cost savings were achieved in compression charges following the renegotiation of previous arrangements with suppliers.

•
Amortization and Depreciation Expense:  Total amortization and depreciation expense for the three months ended September 30, 2015 was $237,834, compared to $142,978 for the quarter ended September 30, 2014.  The $94,856 increase in expense was a consequence of relative decreases in production and in the depreciable base between the periods.

Other Income (Expenses):  Total other expenses for the three months ended September 30, 2014 were $161,089, compared to $600,000 for the three months ended September 30, 2015.  A $441,152 increase in interest expense from the convertible note financing concluded in the first quarter of 2015 was primarily the cause of the increase.

Income Tax Expense:  No income tax expense was incurred for either the quarter ended September 30, 2015 or 2014.

Net Loss:  As a result of the above described revenue and expenses, we incurred a net loss of $10,290,147 for the three months ended September 30, 2015, as compared to a net loss of $736,138 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Summarized Consolidated Results of Operations

	2015	2014	Increase (Decrease)
Total revenue	$577,969	$1,624,192	$(1,046,223)
Total operating expense	11,838,778	6,592,888	5,245,890
Loss from operations	(11,260,809)	(4,968,696)	6,292,113
Total other expenses	(2,552,660)	(3,124,236)	(571,576)
Net loss	$(13,813,469)	$(8,092,932)	$5,720,537

Revenue:  Total revenue for the nine months ended September 30, 2014 totaled $1,624,192, compared to $577,969 for the nine months ended September 30, 2015.  Oil revenue for the nine months ended September 30, 2014 was $650,391, compared to $193,073 for the nine months ended September 30, 2015.  This period on period decrease in oil production revenue of 70% in the nine months ended September 30, 2015 was a result of a 52% fall in the average sales price compounded by a 39% decline in production volumes.  The average sales price fell from $96.77 per Bbl in the first nine months of 2014 to $46.56 per Bbl in the first nine months of 2015. The 2,624 Bbl decline in oil production volumes was largely a result of declines in production from the Morse #1-H (decline of 873 Bbls), the Haggard A (decline of 723 Bbls), the Childers #2 (decline of 355 Bbls), and the Huntington 1 (decline of 303 Bbls).

Gas revenue for the nine months ended September 30, 2014 was $745,435, compared to $261,992 for the nine months ended September 30, 2015.  This period on period decrease in gas production revenue of 65% was a consequence of a 39% decline in the average sales price compounded by a 43% decrease in production volumes.  The average sales price fell from $4.33 per MCF in the first nine months of 2014 to $2.66 per MCF in the first nine months of 2015. The decline in gas production volumes was chiefly driven by the cessation of production from the Haggard A gas well.

Condensate and skim oil sales amounted to $19,210 and $19,196 for the nine months ended September 30, 2014 and September 30, 2015, respectively.

Transportation and gathering revenue decreased from $209,156 for the nine month period ended September 30, 2014 to $103,708 for the nine month period ended September 30, 2015, due to a decrease in the volume and value of transported gas.

Expenses:  Total operating expenses for the nine months ended September 30, 2014 were $6,592,888, compared to $11,838,778 for the nine months ended September 30, 2015.  This increase of $5,245,890 was primarily due to a non-cash charge of $9,000,000 for impairment to oil and gas properties, which was offset by decreased general and administrative expenses resulting from a decrease in non-cash stock-based compensation expenses incurred during the nine months ended September 30, 2014.

•
Loss on Impairment:  Due to the decline in energy prices and the scarcity of investment capital for development, we conducted a review of our reserves during the three month period ended September 30, 2015 and determined that the ceiling test could not be met.  As a result, an impairment of $9,000,000 was recorded as a charge against income.  No such impairment charge was made in the nine month period ended September 30, 2014.

•
General and Administrative Expenses:  There was a $3,538,742 decrease in general and administrative expenses, from $5,327,373 for the nine months ended September 30, 2014, to $1,788,631 for the nine months ended September 30, 2015.  The primary reason for the decrease was stock-based compensation of $3,353,344 incurred during the nine months ended September 30, 2014, with no such expense incurred in the nine months ended September 30, 2015.

•
Lease Operating Expense:  Total lease operating expenses for the nine months ended September 30, 2015 were $480,501, compared to $625,614 for the nine months ended September 30, 2014, resulting in a decrease of $145,113, primarily due to decreases in production tax and marketing charges resulting from the decline in production volumes and revenue. In addition, compression charges decreased following the renegotiation of service agreements with suppliers.

•
Pipeline Operating Expense:  Total pipeline operating expenses for the nine months ended September 30, 2014 were $202,836 compared to $135,435 for the nine months ended September 30, 2015. The decrease was primarily the result of a decrease in compression charges following the renegotiation of service agreements with suppliers.

•
Amortization and Depreciation Expense:  Total amortization and depreciation for the nine months ended September 30, 2015 was $434,211, compared to $437,065 for the same period fiscal year 2014.  The decrease in expense was a consequence of a reduction in the value of the depreciable base and a reduced rate of production.

Other Income (Expenses):  Total other expenses for the nine months ended September 30, 2014 were $3,124,236, compared to $2,552,660 for the nine months ended September 30, 2015.  The primary reason for the decrease was a warrant modification expense of $2,642,266 incurred during the nine months ended September 30, 2014, whereas this expense was limited to $439,550 for the nine months ended September 30, 2015.  This expense was incurred in connection with a warrant modification offer to investors that closed on March 31, 2014.  Certain investors agreed to modify the terms of their warrants, whereby the expiration date was extended for three years in exchange for agreeing to increase the exercise price. The period on period reduction in warrant modification expense was offset by a period on period increase in interest expense, from $476,172 for the nine months ended September 30, 2014 to $2,113,172 for the nine months ended September 30, 2015.  The increase was a result of additional interest expense from the issuance of convertible notes in the first quarter of 2015.

Income Tax Expense:  No income tax expense was incurred in either nine months period.

Net Loss:  As a result of the above described revenue and expenses, we incurred a net loss of $13,813,469 for the nine months ended September 30, 2015, as compared to a net loss of $8,092,932 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

We held $525,957 in cash at September 30, 2015, made up of a majority of our cash accounts. However, $215,901 of this represented drilling prepayments received from third parties.  When our cash balances were discounted for these drilling prepayments we held cash balances of $310,056 at September 30, 2015. We held $373,506 in cash at December 31, 2014 after discounting the balances to reflect drilling prepayments.

Going Concern Consideration

In their report dated April 3, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to incurring operating losses for several years and having negative cash flows from operations.   In addition, we have an accumulated deficit of $47,626,620 as of September 30, 2015 and require additional financing to fund future operations.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

Our operations have not been sufficient to generate cash flow to fund operations and we have financed our activities using equity and debt financings and drilling participations. Our cash flow from operations is sensitive to the prices paid for our crude oil and natural gas as well as to the quantities of crude oil and natural gas we produce.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  While we continually look for additional financing sources, in the current economic environment the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	2015	2014
Total cash provided by (used in):
Operating activities	$(1,477,373)	$(1,049,808)
Investing activities	(349,158)	(892,645)
Financing activities	1,763,081	437,002
Increase (decrease) in cash and cash equivalents	$(63,450)	$(1,505,451)

Cash used in Operating Activities:  For the nine months ended September 30, 2014, cash used in operating activities was $1,049,808, compared to $1,477,373 used in operating activities for the nine months ended September 30, 2015, resulting in an increase in cash used by operating activities of $427,565.

The net loss of $13,813,469 for the nine months ended September 30, 2015 represented an increase of $5,720,537 on the net loss of $8,092,932 for the nine months ended September 30, 2014.

Non-cash income and expense items before impairment charges for the nine months ended September 30, 2015 totaled $2,457,319, a decrease of $4,199,328 from $6,656,647 in non-cash income and expense items for the nine months ended September 30, 2014.  This decrease is for the reasons set forth below.

Non-cash expense for stock-based compensation of $3,353,344 was incurred during the nine months ended September 30, 2014, whereas no such expense was incurred during the nine months ended September 30, 2015.  There was warrant modification expense of $2,642,266 for the extension of select warrant terms during the nine months ended September 30, 2014, whereas this expense was limited to $439,550 for the nine months ended September 30, 2015. In the nine months ended September 30, 2015, we incurred non-cash expense of $1,550,405 relating to the accrual of interest on convertible notes issued in January and March, whereas no such expense was incurred in 2014.  We also incurred $198,250 in non-cash expense for stock issued to consultants for the nine months ended September 30, 2014, whereas no such expense was incurred in the nine months ended September 30, 2015.  Amortization and depreciation expense decreased by $2,854 from $437,065 for the nine months ended September 30, 2014, to $434,211 for the nine months ended September 30, 2015, primarily as a consequence of reduced production due to a decrease in the depreciable base.

A review of the valuation of our reserves during the nine months ended September 30, 2015 resulted in a non-cash impairment charge of $9,000,000.  No such charge was recognized in the nine-month period ending September 30, 2014.

Operating assets increased by $43,747 in the nine months ended September 30, 2014, compared to a decrease of $100,875 for the nine months ended September 30, 2015, resulting in a period on period increase in cash flow of $144,622. An increase of $350,607 in period on period cash flow was the result of a decrease of $237,503 in trade accounts receivable for the nine months ended September 30, 2015, compared to an increase of $113,104 for the nine months ended September 30, 2014. Joint interest billings receivable increased by $12,543 in the nine months ended September 30, 2015 and decreased by $32,011 in the nine months ended September 30, 2014, resulting in a period on period decrease in cash flow of $44,554. Related party joint interest billings receivable increased by $54,830 in the nine months ended September 30, 2015 and decreased by $39,993 in the nine months ended September 30, 2014, resulting in a period on period decrease in cash flow of $94,823.  Other current assets increased by $55,755 in the nine months ended September 30, 2015 and decreased by $6,271 in the nine months ended September 30, 2014, resulting in a period on period decrease in cash flow of $62,026. The remaining changes in operating assets gave rise to a period over period decrease in cash flow of $4,582.

Operating liabilities increased by $430,224 during the nine months ended September 30, 2014, compared to an increase of $777,902 for the nine months ended September 30, 2015, resulting in a period on period increase in cash flow of $347,678. Accounts payable decreased $84,470 for the nine months ended September 30, 2014, compared to the $161,371 decrease in the nine months ended September 30, 2015 resulting in a period over period decrease in cash flow of $76,901. Accounts payable to related parties increased by $395,749 during the nine months ended September 30, 2014, compared to an increase of $436,508 for the same period in 2015, resulting in a period over period increase in cash flow of $40,759. Revenue payable decreased $341,552 for the nine months ended September 30, 2014, compared to a decrease of $91,689 during the nine months ended September 30, 2015, resulting in a period on period increase in cash flow of $249,863.  Interest payable to related parties increased by $474,255 in the nine months ended September 30, 2015 compared to an increase of $474,243 in the nine months ended September 30, 2014, resulting in a period on period increase in cash flow of $12. Interest payable on convertible debt increased by $139,756 in the nine months ended September 30, 2015, resulting in an increase in cash flow during the period.  There was no comparative interest payable during the nine months ended September 30, 2014.  The remaining changes in other operating liabilities resulted in a period on period decrease in cash flow of $5,811.

Cash used in Investing Activities:  For the nine months ended September 30, 2014, cash used in investing activities was $892,645, compared to $349,158 for the nine months ended September 30, 2015, resulting in a period over period increase in cash flow of $543,487. We spent $852,797 on the purchases of mineral leases and additional drilling and completion costs during the nine months ended September 30, 2014, compared to $353,149 spent during the nine months ended September 30, 2015, resulting in a period over period increase in cash flow of $499,648. We spent $39,769 on property and equipment during the nine months ended September 30, 2014, compared to $624 for the nine months ended September 30, 2015, resulting in an increase in cash flow of $39,145.

Cash provided by Financing Activities:  For the nine months ended September 30, 2014, cash provided by financing activities totaled $437,002, compared to $1,763,081 for the nine months ended September 30, 2015, resulting in a period over period increase in cash flow of $1,326,079. We obtained $1,875,000 from the sale of convertible notes in the nine months ended September 30, 2015, whereas no such financing occurred during the nine months ended September 30, 2014.  During the nine months ended September 30, 2014, we received $694,900 in net proceeds from the sale of units of common stock and warrants, whereas no such financing occurred during the nine months ended September 30, 2015. We reduced our cash overdraft by $255,628 in the nine months ended September 30, 2014, whereas we reduced it by $5,673 during the nine months ended September 30, 2015, resulting in a change in a period on period increase in cash flow of $249,955. In connection with the sale of convertible notes, we incurred $99,979 in deferred financing costs during the nine months ended September 30, 2015, whereas no such expense was incurred in the same period in 2014.

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

Additional funds are needed to finance our operations for the next twelve months.  Currently, we estimate that we have sufficient cash to finance operations for approximately the next three months.  The extent of our drilling activities is dependent on our ability to raise additional capital.  There are no guarantees that we will be able to raise additional funds on terms acceptable to us, if at all.  We will also consider farm-out agreements, whereby we would lease parts of our properties to other operators for drilling purposes and we would receive payment based on the production.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of September 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

Due to the fact that our internal accounting staff now consists solely of our principal financial officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 31, 2015, Rapid Completions LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, Tyler Division (Civil Action No. 6:15-cv-724) against, among others, Pegasi Energy Resources Corporation, Pegasi Operating, Inc. and TR Rodessa, Inc.  In the suit, Rapid Completions alleges that in connection with our hydraulic fracturing, we use products and services from Baker Hughes Incorporated and/or Baker Hughes Oilfield Operations, Inc. that are alleged to violate patents licensed to Rapid Completions. The lawsuit asks that we be permanently enjoined from infringing Baker Hughes’ patents and pay them damages, although no dollar amount of damages has been requested.  We have notified Baker Hughes that we have elected to pursue indemnification from them under our agreements, and Baker Hughes has assumed our defense in this matter.  Effective October 16, 2015, TR Rodessa was dismissed as a defendant without prejudice.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASI ENERGY RESOURCES CORPORATION

Date: November 13, 2015	By: /s/ MICHAEL NEUFELD
Michael Neufeld
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)